Form 10-Q
period 1996-03-31
SAFETY 1ST INC
filed 1996-05-15
CIK 898306

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   ----------

                                    FORM 10-Q




(Mark One)
     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       or

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                           Commission File No. 0-21404
                                               -------



                                   ----------

                                SAFETY 1ST, INC.
             (Exact Name of Registrant as specified in its Charter)



                                   ----------

     Massachusetts                           04-2836423
     (State or other jurisdiction            (I.R.S. Employer
     of incorporation or organization)       Identification No.)

     210 Boylston Street
     Chestnut Hill, Massachusetts            02167
     (Address of principal executive         (Zip code)
     offices)

               Registrant's telephone number, including area code:
                                 (617) 964-7744

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes  X  No
                                     ---    ---

     The aggregate number of Registrant's shares outstanding on April 30, 1996 was 7,150,616 shares of Common Stock, $.01 par value.


                                   ----------

                                SAFETY 1ST, INC.

                                      INDEX





                                                                            Page
                                                                            ----
PART 1 - FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

            CONDENSED BALANCE SHEETS AS OF DECEMBER 31,
              1995 AND MARCH 31, 1996 (UNAUDITED)                             3

            CONDENSED STATEMENTS OF INCOME (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 1995
              AND 1996                                                        5

            STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 1995
              AND 1996                                                        6

            NOTES TO CONDENSED FINANCIAL STATEMENTS
              (UNAUDITED)                                                     7

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS                                                      8

PART II - OTHER INFORMATION

    ITEM 5. OTHER INFORMATION                                                 9

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  9

SIGNATURES                                                                   11

EXHIBIT INDEX                                                                12

                         PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.


                                SAFETY 1ST, INC.

                            CONDENSED BALANCE SHEETS

                                   (Unaudited)

                                                           December 31,       March 31,
                                                               1995             1996
ASSETS

CURRENT ASSETS

    Cash and cash equivalents                              $     24,456     $    299,998

    Accounts receivable, less allowance
        for doubtful accounts of $1,900,000
        and $1,300,000, respectively                         26,923,557       32,554,040

    Inventory                                                26,286,881       31,285,802

    Prepaid expenses                                          2,956,653        2,326,289

    Prepaid income taxes                                      2,311,275          248,284

    Deferred income taxes                                       882,000          781,573
                                                           ------------     ------------

                  Total current assets                       59,384,822       67,495,986
                                                           ------------     ------------

PROPERTY AND EQUIPMENT, net of accumulated
        depreciation and amortization of $4,544,025
        and $5,551,843, respectively                         18,085,001       17,993,767
                                                           ------------     ------------

OTHER ASSETS:

        Deposits                                              6,261,906        7,321,019

        Goodwill                                                     --        7,501,094

        Deferred acquisition costs                            1,492,678               --

        Patents and trademarks, net of amortization of
           $217,306 and $250,137, respectively                  783,361          780,341

        Other                                                   311,023          529,155
                                                           ------------     ------------


                                                              8,848,968       16,131,609
                                                           ------------     ------------

                                                           $ 86,318,791     $101,621,362
                                                           ============     ============

   The Condensed Balance Sheet at December 31, 1995 has been derived from the audited financial statements at that date.

              The accompanying notes are an integral part of these
                         Condensed Financial Statements

                                SAFETY 1ST, INC.

                                   (Unaudited)


                                                    December 31,      March 31,
                                                       1995             1996
                                                       ----             ----
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Revolving credit facility                       $25,390,000     $ 35,811,801

    Accounts payable and accrued expenses            12,511,676       12,386,417

    Notes payable, current portion                           --        2,475,649
                                                   ------------     ------------


                  Total current liabilities          37,901,676       50,673,867


OTHER LIABILITIES

    Notes payable, net of current portion                    --          825,000

    Deferred income taxes                             2,398,000        2,398,000
                                                   ------------     ------------


                  Total liabilities                  40,299,676       53,896,867

STOCKHOLDERS' EQUITY

    Preferred stock, $1.00 par value,
        100,000 shares authorized, no
        shares outstanding                                   --               --


    Common stock, $.01 par value, 15,000,000
        shares authorized, 7,150,616 and
        7,150,616 issued at December 31, 1995
        and March 31, 1996, respectively                 71,506           71,506

    Additional Paid In Capital                       33,588,361       33,588,361

    Retained earnings                                12,359,248       14,063,266


    Cumulative translation adjustments                       --            1,362
                                                   ------------     ------------



    Total Stockholders' equity                       46,019,115       47,724,495
                                                   ------------     ------------

                                                    $86,318,791     $101,621,362
                                                   ============     ============



   The Condensed Balance Sheet at December 31, 1995 has been derived from the audited financial statements at that date.

              The accompanying notes are an integral part of these
                         Condensed Financial Statements

                                SAFETY 1ST, INC.

                         CONDENSED STATEMENTS OF INCOME

                                   (Unaudited)


                                                   Three Months Ended March, 31
                                                   ----------------------------
                                                      1995              1996
                                                      ----              ----
Net sales                                         $26,575,109       $32,006,438

Cost of sales                                      16,980,624        19,113,872
                                                 ------------      ------------

Gross profit                                        9,594,485        12,892,566

Selling, general and administrative
    expenses                                        6,084,664         9,511,894
                                                 ------------      ------------

    Operating income                                3,509,821         3,380,672


Interest (expense) income - net                       (60,782)         (642,820)
                                                 ------------      ------------
                                                    3,449,039         2,737,852

Income taxes                                        1,344,000         1,033,834
                                                 ------------      ------------

Net income                                        $ 2,105,039       $ 1,704,018
                                                 ============      ============

    Net income per share                          $       .30       $       .24
                                                 ============      ============

    Weighted average shares outstanding             7,109,593         7,150,616
                                                 ============      ============







              The accompanying notes are an integral part of these
                         Condensed Financial Statements

                                SAFETY 1ST, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                1995              1996
                                                                ----              ----
Cash flows from operating activities:
    Net income                                              $  2,105,039      $ 1,704,018
    Adjustments to reconcile net income to
        net cash provided by operating activities:
           Depreciation                                          441,984          986,712
           Amortization                                           18,000          120,998
           Cumulative translation adjustment                          --            1,362
                                                            ------------      -----------
    Net cash provided by operating activities
        before changes in assets and liabilities:              2,565,023        2,813,090
           Changes in assets and liabilities:
               (Increase) decrease in:
                  Accounts receivable                        (10,441,473)      (9,653,278)
                  Inventory                                   (1,580,074)      (1,583,862)
                  Prepaid expenses                               254,305          659,644
                  Prepaid income tax                             690,969        1,932,718
                  Deferred income taxes                          110,000          100,427
                  Other assets                                        --           11,507
               Increase (decrease) in:
                  Accounts payable and accrued expenses        2,962,263         (290,941)
                                                            ------------      -----------

Net cash used in operating activities                         (5,438,987)      (6,010,695)
                                                            ------------      -----------

Cash flows used in investing activities:
    Acquisitions                                                      --       (1,616,416)
    Acquisition of property and equipment                     (6,796,811)        (538,870)
    (Increase) decrease in deposits                            5,007,118       (1,059,113)
    Acquisition of patents and trademarks                        (55,112)         (31,549)
                                                            ------------      -----------

    Net cash used in investing activities                     (1,844,805)      (3,245,948)
                                                            ------------      -----------

Cash flows provided by (used in) financing activities:
    Net proceeds on revolving credit facility                  6,935,000       10,421,802
    Repayment of bank debt assumed                                    --         (683,385)
    Proceeds from exercised stock options                        460,959               --
    Loan acquisition fees                                             --         (206,232)
                                                            ------------      -----------

    Net cash provided by financing activities                  7,395,959        9,532,185
                                                            ------------      -----------

Net increase in cash                                             112,167          275,542

Cash and cash equivalents - beginning
  of period                                                      119,181           24,456
                                                            ------------      -----------

Cash and cash equivalents - end of period                   $    231,348      $   299,998
                                                            ============      ===========

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for
        Interest                                            $    114,000      $   526,000
                                                            ============      ===========
        Taxes                                               $    175,000      $         0
                                                            ============      ===========

    See Note 2 to the financial statements for details of other non-cash items

              The accompanying notes are an integral part of these
                         Condensed Financial Statements

                                SAFETY 1ST, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 1.    BASIS OF PRESENTATION

    The Company is a developer, marketer and distributor of child safety and child care, convenience, activity products and home security products.

    The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

    Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the financial statements filed as part of the Company's Annual Report on Form 10-K filed for the year ended December 31, 1995.

    Common stock equivalents are not reflected in the net income per share computation presented in the condensed statements of income, as the dilutive effect is less than 3%.

    Assets and liabilities of foreign subsidiaries, where the functional currency is the local currency, are translated at current exchange rates and the related translation adjustments are reported as a component of stockholders' equity. Income statement accounts are translated at the average rates during the period. Foreign currency transaction gains and losses, as well as translation adjustments for assets and liabilities of foreign subsidiaries where the functional currency is the dollar, are included in net income.

    The results of the operations for the three months ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

NOTE 2.    OTHER MATTERS

    On January 4, 1996, the Company acquired all of the outstanding stock of EEZI Group Holdings Ltd., a United Kingdom manufacturer and distributor of child care products, now named Safety 1st (Europe) Ltd., for cash of $265,000, issuance of notes payable of $1,650,000 (subject to post-closing adjustments), and payment of acquisition costs of $1,145,000, of which $1,109,000 was paid in 1995. In addition, if Safety 1st (Europe) Ltd. exceeds certain net income thresholds during the first five years subsequent to the acquisition date, the purchase price would be increased by not more than $3,200,000 (subsequently adjusted to an amount not more than $2,700,000). The fair value of assets acquired, including goodwill, was $3,214,000 and liabilities assumed was $154,000. The acquisition has been recorded using the purchase method of accounting. The excess of the aggregate purchase price over the fair value of net assets acquired ($2,495,000) was recognized as goodwill and is being amortized over 25 years. The net assets acquired primarily included inventory and fixed assets.

    On March 15, 1996, effective February 1, 1996, the Company acquired all of the outstanding stock of Orleans Juvenile Products Inc., the Canadian distributor of the Company's products, for cash of $1,067,000, issuance of notes payable of $1,651,000, and payment of acquisition costs of $632,000, of which $384,000 was paid in 1995. The fair value of assets acquired, including goodwill, was $9,407,000 and liabilities assumed was $6,058,000. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair value. The excess of the purchase price over the fair value of assets acquired ($5,066,000) was recognized as goodwill and is being amortized over 25 years. The net assets acquired primarily included accounts receivable, inventory, accounts payable and bank debt.

    The above allocations of the purchase price to the net assets acquired were based on preliminary estimates and may be revised at a later date.

    The accompanying consolidated statements of income reflect the operating results of the acquired entities since the effective date of the acquisitions. Pro forma financial statements have not been presented as these acquisition are not considered material to the 1995 results of operations.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations:

Three Months Ended March 31, 1996 and 1995

Net sales for the three months ended March 31, 1996 increased 20% to approximately $32,006,000 from $26,575,000 in the comparable period in 1995. The increase in net sales is due to the increase in sales of existing juvenile products (consisting of bulk and peggable products) and home security products and sales of new products introduced for sale in 1996.

Gross profit increased 34% to approximately $12,893,000 from $9,594,000 in the comparable period in 1995. Gross profit as a percentage of net sales increased to 40% compared to 36% for the three months ended March 31, 1995 due to improved gross profit on bulk products as a result of reengineering and production efficiencies, continued strength in the gross margin on peggable products and higher margins realized on international sales.

Selling, general and administrative expenses were approximately $9,512,000 in the 1st quarter of 1996 compared to $6,085,000 in the same period in 1995. The increase is primarily attributable to increased payroll and payroll related expenses as a result of the continued building of the Company's infrastructure through the hiring of middle and upper management positions.

As a result of the above factors, operating income decreased by approximately 4% from $3,510,000 in the first quarter of 1995 to $3,381,000 in 1996.

Net interest expense increased from $60,782 for the three months ended March 31, 1995 to $642,820 for the same period in 1996 due to increased borrowings.

Liquidity and Capital Resources:

The Company has a revolving credit facility in the amount of $50 million at a rate of interest equal to the bank's prime rate or, at the Company's option, a LIBOR based rate, as defined. This facility is secured by substantially all of the Company's assets and requires the Company to maintain certain financial ratios and formulas through the term of the facility, which expires in May 1998. Interest cost associated with borrowed funds is subject to change based on interest rate fluctuations.

Net cash used in operations increased from $5,439,000 for the three months ended March 31, 1995 to $6,011,000 for the three months ended March 31, 1996.

Cash flows used in investing activities was $3,246,000 as a result of the acquisitions of Orleans Juvenile Products Inc., and EEZI Group Holdings Limited for cash and issuance of notes payable as well as the continued purchase of property and equipment and other assets, mainly molds for new products to be introduced in 1996. During 1996, net cash provided by financing activities was $9,532,000 related to proceeds from the revolving credit line offset by the repayment of indebtedness of Orleans Juvenile Products Inc. and the payment of loan financing fees to the Company's bank.

The Company believes that its credit facility together with internally generated funds will be sufficient to fund business needs of the Company for the foreseeable future.

PART II - OTHER INFORMATION

ITEM 5.    OTHER INFORMATION.

(a)  Certain Acquisitions.

     On January 4, 1996 the Company acquired all of the issued and outstanding capital stock of EEZI Group Holdings Ltd., a United Kingdom Company, for a purchase price of approximately $1,915,000 (subject to post-closing adjustments) in cash and promissory notes. In addition, if earnings of the acquired company (now operating as Safety 1st (Europe) Ltd.) exceed certain net income thresholds during the five years subsequent to the acquisition date, the purchase price would be increased by up to $2,700,000.

      On March 15, 1996, the Company, acting through its wholly owned subsidiary, 3232301 Canada Inc., a Canadian corporation organized for this purpose, acquired all of the issued and outstanding capital stock of Orleans Juvenile Products, Inc., a Canadian corporation, for a purchase price of US $2,718,000, of which approximately US $1,067,000 was paid in cash and US $1,651,000 was paid in the form of promissory notes.

      The Company funded the cash portion of the purchase price of both acquisitions from its working capital.

(b)  Forward-Looking Statements.

     The Company may occasionally make forward-looking statements and estimates, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These forward-looking statements may be contained in SEC filings, Annual Reports to Shareholders, Press Releases and oral statements, among others, made by the Company. Actual results could differ materially from those in such forward-looking statements. Therefore, no assurances can be given that the results in such forward-looking statements will be achieved. Important factors that could cause the Company's actual results to differ from those contained in such forward-looking statements include, among others, those factors set forth in Exhibit 99 to this Report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are filed as part of this report:

Exhibit                             DESCRIPTION
- - -------                             -----------
    4                               Specimen Certificate

   10.1 Agreement for Purchase of Shares dated as of January 4, 1996 between Stephen Paul Tollman and Registrant (excluding Schedules and
                                    Exhibits other than the Purchase Price and Warranty Schedules) (Included as Exhibit
                                    10(h) of Registrant's Annual Report on Form
                                    10-K for the year ended December 31, 1995 and incorporated herein by reference)

   10.2                             Stock Purchase Agreement dated as of March
                                    15, 1996 by and among Registrant, its
                                    subsidiary, 3232301 Canada Inc., and Stephen
                                    Orleans (excluding Schedules and Exhibits).
                                    (Included as Exhibit 10(i) to Registrant's
                                    Annual Report on Form 10-K for the year
                                    ended December 31, 1995 and incorporated herein by reference)

   10.3 Loan Agreement dated as of March 28, 1996 among Fleet Bank of Massachusetts N.A., the
                                    First National Bank of Boston, Registrant,
                                    Safety 1st International Inc., Safety 1st
                                    Home Products Canada Inc. and Safety 1st
                                    (Europe) Limited. (Included as Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

   10.4                             Side Letter, dated March 28, 1996 in
                                    connection with the Loan Agreement, among Registrant (and subsidiaries), Fleet Bank of
                                    Massachusetts, N.A., and The First National
                                    Bank of Boston.

   10.5                             Amendment to Loan Agreement, dated April 19,
                                    1996, among Registrant (and subsidiaries),
                                    Fleet National Bank, The First National Bank of Boston and USTrust

   10.6                             Amendment To Loan Agreement Among Safety
                                    1st, Inc., Et Al. And Fleet National Bank Of
                                    Massachusetts, The First National Bank of
                                    Boston, And USTrust, dated May 10, 1996

   11                               Statement re: Computation of Per Share
                                    Earnings

   27                               Financial Data Schedule

   99                               Important Factors Regarding Forward-Looking
                                    Statements





(b)  Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Safety 1st, Inc.
                                        a Massachusetts Corporation





Date: May 13, 1996                      By: /s/ Michael Lerner
     -------------------------             -------------------
                                               Michael Lerner
                                               President and
                                               Chief Executive Officer
                                               (Principal Executive Officer)

Date: May 13, 1996                      By: /s/  Richard Caturano
     ------------------------              ----------------------
                                               Richard Caturano
                                               Chief Financial Officer
                                               (Principal Financial Officer)

                                  EXHIBIT INDEX



EXHIBIT        DESCRIPTION                                                  PAGE
- - -------        -----------                                                  ----
  4            Specimen Certificate

 10.1          Agreement for Purchase of Shares dated as of January 4,
               1996 between Stephen Paul Tollman and Registrant
               (excluding Schedules and Exhibits other than the Purchase
               Price and Warranty Schedules) (Included as Exhibit 10(h) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

 10.2 Stock Purchase Agreement dated as of March 15, 1996 by and among Registrant, its subsidiary, 3232301 Canada, Inc., and Stephen Orleans (excluding Schedules and Exhibits).
               (Included as Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

 10.3 Loan Agreement dated as of March 28, 1996 among Fleet Bank of Massachusetts N.A., the First National Bank of Boston,
               Registrant, Safety 1st International Inc., Safety 1st Home
               Products Canada Inc. and Safety 1st (Europe) Limited.
               (Included as Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

 10.4          Side Letter, dated March 28, 1996 in connection with the Loan
               Agreement, among Registrant (and subsidiaries), Fleet Bank of
               Massachusetts, N.A., and The First National Bank of Boston.

 10.5          Amendment to Loan Agreement, dated April 19, 1996, among
               Registrant (and subsidiaries), Fleet National Bank, The
               First National Bank of Boston and USTrust

 10.6          Amendment To Loan Agreement Among Safety 1st, Inc., Et Al.
               And Fleet National Bank Of Massachusetts, The First
               National Bank of Boston, And USTrust, dated May 10, 1996

 11            Statement re: Computation of Per Share Earnings

 27            Financial Data Schedule

 99            Important Factors Regarding Forward-Looking Statements