Form 10-Q
period 1996-06-30
SAFETY 1ST INC
filed 1996-08-14
CIK 898306

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q


(Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       or

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from     to
                                                   ---    ---

                           Commission File No. 0-21404




                                     ------

                                SAFETY 1ST, INC.
             (Exact Name of Registrant as specified in its Charter)



                                     ------


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

                                 Yes  X   No
                                    -----   -----

       The aggregate number of Registrant's shares outstanding on July 31, 1996 was 7,155,616 shares of Common Stock, $.01 par value.



                                    ---------

                                SAFETY 1ST, INC.

                                      INDEX

                                                                           Page
                                                                           ----

PART 1 - FINANCIAL INFORMATION

    ITEM 1.    FINANCIAL STATEMENTS

               CONDENSED BALANCE SHEETS AS OF DECEMBER 31,
                 1995 AND JUNE 30, 1996 (UNAUDITED)                          3

               CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 FOR THE THREE MONTHS ENDED JUNE 30, 1995
                 AND 1996                                                    5

               CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1995
                 AND 1996                                                    6

               STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1995
                 AND 1996                                                    7

               NOTES TO CONDENSED FINANCIAL STATEMENTS
                 (UNAUDITED)                                                 8

    ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS                                                 10

PART II - OTHER INFORMATION

    ITEM 1.    LEGAL PROCEEDINGS                                            12

    ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                              12

    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS          12

    ITEM 5.    OTHER INFORMATION                                            13

    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                             14

SIGNATURES                                                                  15

EXHIBIT INDEX                                                               16

                         PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

                                SAFETY 1ST, INC.

                            CONDENSED BALANCE SHEETS

                                   (Unaudited)

                                                             December 31,        June 30,
                                                                 1995              1996
                                                             -----------       -----------

ASSETS

CURRENT ASSETS

    Cash and cash equivalents                                $    24,456       $    72,296

    Accounts receivable, less allowance
        for doubtful accounts of $1,900,000
        and $5,700,000, respectively                          26,923,557        26,787,101

    Inventory                                                 26,286,881        28,234,743

    Prepaid expenses                                           2,956,653         2,393,703

    Prepaid income taxes                                       2,311,275         5,294,439

    Deferred income taxes                                        882,000           781,523
                                                             -----------       -----------

                  Total current assets                        59,384,822        63,563,805
                                                             -----------       -----------

PROPERTY AND EQUIPMENT, net of accumulated
        depreciation and amortization of $4,544,025
        and $6,641,919, respectively                          18,085,001        21,553,877
                                                             -----------       -----------

OTHER ASSETS:

        Deposits                                               6,261,906         1,830,748

        Goodwill, net of amortization of $151,185                   --           8,096,466

        Deferred acquisition costs                             1,492,678              --

        Patents and trademarks, net of amortization of
           $217,306 and $282,969, respectively                   783,361           826,079

        Other                                                    311,023           782,587
                                                             -----------       -----------


                                                               8,848,968        11,535,880
                                                             -----------       -----------

                                                             $86,318,791       $96,653,562
                                                             ===========       ===========


     The Condensed Balance Sheet at December 31, 1995 has been derived from the audited financial statements at that date.
              The accompanying notes are an integral part of these
                         Condensed Financial Statements

                                SAFETY 1ST, INC.

                                   (Unaudited)



                                                    December 31,        June 30,
                                                        1995              1996
                                                    -----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Revolving credit facility                       $25,390,000       $39,930,000

    Accounts payable and accrued expenses            12,511,676        11,434,871

    Notes payable, current portion                         --           2,475,649
                                                    -----------       -----------


                  Total current liabilities          37,901,676        53,840,520


OTHER LIABILITIES

    Notes payable, net of current portion                  --             825,000

    Deferred income taxes                             2,398,000         2,398,000
                                                    -----------       -----------

                  Total liabilities                  40,299,676        57,063,520

STOCKHOLDERS' EQUITY

    Preferred stock, $1.00 par value,
        100,000 shares authorized, no
        shares outstanding                                 --                --


    Common stock, $.01 par value, 15,000,000
        shares authorized, 7,150,616 and
        7,155,616 issued at December 31, 1995
        and June 30, 1996, respectively                  71,506            71,556

    Additional Paid In Capital                       33,588,361        33,648,308

    Retained earnings                                12,359,248         5,870,178
                                                    -----------       -----------

    Total Stockholders' equity                       46,019,115        39,590,042
                                                    -----------       -----------

                                                    $86,318,791       $96,653,562
                                                    ===========       ===========


     The Condensed Balance Sheet at December 31, 1995 has been derived from the audited financial statements at that date.
              The accompanying notes are an integral part of these
                         Condensed Financial Statements

                                SAFETY 1ST, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                Three Months Ended June 30
                                                              -------------------------------
                                                                  1995               1996
                                                              ------------       ------------

Net sales                                                     $ 27,629,595       $ 28,609,210

Cost of sales (includes inventory valuation adjustment
    of $4,100,000 in 1996)                                      17,406,746         23,323,042
                                                              ------------       ------------

Gross profit                                                    10,222,849          5,286,168

Selling, general and administrative
    expenses (includes property and equipment write-off
    of $2,800,000 in 1996)                                       7,115,993         17,599,877
                                                              ------------       ------------

Operating income (loss)                                          3,106,856        (12,313,709)

Interest expense                                                   225,812            866,383
                                                              ------------       ------------

Income (loss) before income taxes                                2,881,044        (13,180,092)

Income taxes expense (benefit)                                   1,124,000         (4,987,007)
                                                              ------------       ------------

Net income (loss)                                             $  1,757,044       $ (8,193,085)
                                                              ============       ============

    Net income (loss) per share                               $        .25       $      (1.14)
                                                              ------------       ------------

    Weighted average shares outstanding                          7,132,447          7,155,616
                                                              ============       ============







              The accompanying notes are an integral part of these
                         Condensed Financial Statements

                                SAFETY 1ST, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                    Six Months Ended June 30
                                                                -------------------------------
                                                                    1995               1996
                                                                ------------       ------------

Net sales                                                       $ 54,204,704       $ 60,615,648

Cost of sales (includes inventory valuation adjustment of
    $4,100,000 in 1996)                                           34,387,370         42,610,813
                                                                ------------       ------------

Gross profit                                                      19,817,334         18,004,835

Selling, general and administrative
    expenses (includes property and equipment write-off
    of $2,800,000 in 1996)                                        13,200,657         26,937,880
                                                                ------------       ------------

Operating income (loss)                                            6,616,667         (8,933,045)

Interest expense                                                     286,594          1,509,203
                                                                ------------       ------------

Income (loss) before income taxes                                  6,330,083        (10,442,248)

Income taxes expense (benefit)                                     2,468,000         (3,953,178)
                                                                ------------       ------------

Net income (loss)                                               $  3,862,083       $ (6,489,070)
                                                                ============       ============

    Net income (loss) per share                                 $        .54       $       (.91)
                                                                ============       ============

    Weighted average shares outstanding                            7,121,083          7,155,616
                                                                ============       ============




              The accompanying notes are an integral part of these
                         Condensed Financial Statements

                                SAFETY 1ST, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Six Months Ended June 30,
                                                                   --------------------------------
                                                                       1995                1996
                                                                   ------------        ------------

Cash flows from operating activities:
    Net income (loss)                                              $  3,862,083        $ (6,489,070)
    Adjustments to reconcile net income (loss)  to
        net cash provided by (used in) operating activities:
           Depreciation                                               1,053,984           2,063,325
           Amortization                                                  36,000             262,632
           Write-off property and equipment                                --             2,800,000
                                                                   ------------        ------------
    Net cash provided by (used in) operating activities
        before changes in assets and liabilities:                     4,952,067          (1,363,113)
           Changes in assets and liabilities:
               (Increase) decrease in:
                  Accounts receivable                               (12,111,116)         (3,886,339)
                  Inventory                                          (8,750,117)          1,467,197
                  Prepaid expenses                                      223,871             439,373
                  Prepaid income tax                                    421,000          (3,113,437)
                  Deferred income taxes                                 440,000             100,477
                  Other assets                                             --                61,866
               Increase (decrease) in:
                  Accounts payable and accrued expenses               4,299,146          (1,243,384)
                                                                   ------------        ------------

Net cash used in operating activities                               (10,525,149)         (7,537,360)
                                                                   ------------        ------------

Cash flows used in investing activities:
    Acquisitions                                                           --            (2,304,263)
    Acquisition of property and equipment                            (8,668,532)         (1,815,094)
    (Increase) decrease in deposits                                   4,141,512          (1,729,341)
    Acquisition of patents and trademarks                              (128,289)           (108,381)
                                                                   ------------        ------------

    Net cash used in investing activities                            (4,655,309)         (5,957,079)
                                                                   ------------        ------------

Cash flows provided by (used in) financing activities:
    Net proceeds on revolving credit facility                        14,645,000          14,540,000
    Repayment of bank debt assumed                                         --              (683,385)
    Proceeds from exercised stock options                               509,955              60,000
    Loan acquisition fees                                                  --              (374,336)
                                                                   ------------        ------------

    Net cash provided by financing activities                        15,154,955          13,542,279
                                                                   ------------        ------------

Net increase (decrease) in cash                                         (25,503)             47,840
Cash and cash equivalents - beginning
  of period                                                             119,181              24,456
                                                                   ------------        ------------

Cash and cash equivalents - end of period                          $     93,678        $     72,296
                                                                   ============        ============

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for
        Interest                                                   $    289,500        $  1,147,887
                                                                   ============        ============
        Taxes                                                      $  1,607,000        $     57,000
                                                                   ============        ============

    Non-Cash investing activities:
        Deposits transferred to property and equipment                     --          $  6,160,499
                                                                                       ============

        See Note 2 to the financial statements for details of other non-cash items related to acquisitions




                 The accompanying notes are an integral part of
                      these Condensed Financial Statements

                                SAFETY 1ST, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

    The Company is a developer, marketer and distributor of child safety and child care, convenience and activity products and home security products.

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

    The results of the operations for the six months ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

NOTE 2.  ACQUISITIONS

    On January 4, 1996, the Company acquired all of the outstanding stock of EEZI Group Holdings Ltd., a United Kingdom manufacturer and distributor of child care products, now named Safety 1st (Europe) Ltd., for cash of $265,000, issuance of notes payable of $1,650,000 (subject to post-closing adjustments), and payment of acquisition costs of $1,291,000, of which $1,109,000 was paid in 1995. In addition, the acquisition agreement provides that if Safety 1st (Europe) Ltd. were to exceed certain net income thresholds during the first five years subsequent to the acquisition date, the purchase price would be increased by not more than $3,200,000 (subsequently adjusted to an amount not more than $2,700,000); however, due to lower than anticipated pre-acquisition earnings by EEZI Group Holdings, the Company believes that its obligations under this provision will be significantly less than the maximum potential. The fair value of assets acquired, including goodwill, was $3,214,000 and liabilities assumed was $154,000. The acquisition has been recorded using the purchase method of accounting. The excess of the aggregate purchase price over the fair value of net assets acquired ($2,729,000) was recognized as goodwill and is being amortized over 25 years. The net assets acquired primarily included inventory and fixed assets.

    On March 15, 1996, effective February 1, 1996, the Company acquired all of the outstanding stock of Orleans Juvenile Products Inc., the Canadian distributor of the Company's products, for cash of $1,067,000, issuance of notes payable of $1,651,000, and payment of acquisition costs of $845,000, of which $384,000 was paid in 1995. The fair value of assets acquired, including goodwill, was $9,407,000 and liabilities assumed was $6,058,000. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair value. The excess of the purchase price over the fair value of assets acquired ($5,519,000) was recognized as goodwill and is being amortized over 25 years. The net assets acquired primarily included accounts receivable, inventory, accounts payable and bank debt.

    The above allocations of the purchase price to the net assets acquired were based on preliminary estimates and may be revised at a later date.

    The accompanying consolidated statements of income reflect the operating results of the acquired entities since the effective date of the acquisitions. Pro forma financial statements have not been presented as these acquisitions are not considered material to the 1995 results of operations.

NOTE 3.  OTHER MATTERS

    Due primarily to certain charges described in this Report in Item 2 of
    Part 1 recognized in the second quarter of 1996, as of June 30, 1996, the Company failed to meet certain financial covenants contained in the revolving credit facility between the Company and its lenders. The Company and its lenders have commenced negotiating a restructured credit facility containing revised financial covenants and other terms and conditions. Pending the completion of a restructured credit facility, the parties entered into a forbearance agreement, which expires on September 6, 1996. Under the terms of the forbearance agreement, the credit facility has been amended to provide, among other matters, as follows: reduction of the Company's maximum line of credit from $50 million to $46.6 million; increase in the rate of interest from prime to prime plus 1/2 percentage point (with the option to pay interest based on a LIBOR rate eliminated); and provision by Michael Lerner, the Company's President and Chief Executive Officer, of a limited personal guarantee of the Company's indebtedness under the credit facility.

    The Company believes that it will be able to successfully negotiate with its lenders a restructured credit facility containing revised financial covenants and other terms with which the Company will be in compliance. However, there can be no assurance that the Company will be successful in negotiating such a restructured credit facility acceptable to it and the lenders or that it will be able to comply with the financial covenants contained in the current credit facility if no such restructuring is effected.

    A lawsuit was filed on August 17, 1995 in the United States District
    Court for the District of Massachusetts against the Company and various of its senior executives alleging certain violations of the securities laws. The action, filed by Sandra Esner, seeks certification as a class. On July 17, 1996, the parties executed a Memorandum of Understanding settling the action. The amount of payment required to be made by the Company pursuant to the settlement will not be material. The parties have consented to conduct limited discovery to confirm the settlement on behalf of the class and to consummate the settlement on a timely basis. Although the Company believes that it has meritorious defenses to the action and disclaims any wrongdoing, it believes that the settlement is in the best interests of the Company and its stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statement of Forward-Looking Information:

The Company may occasionally make forward-looking statements and estimates, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These forward-looking statements may be contained in SEC filings, Annual Reports to Shareholders, Press Releases and oral statements, among others, made by the Company. Actual results could differ materially from those in such forward-looking statements. Therefore, no assurances can be given that the results in such forward-looking statements will be achieved. Important factors that could cause the Company's actual results to differ from those contained in such forward-looking statements include, among others, those factors set forth in Exhibit 99 to the Company's Report on Form 10-Q for the period ended March 31, 1996, and incorporated herein by reference.

Results of Operations:

Three Months Ended June 30, 1996 and 1995

Net sales for the three months ended June 30, 1996 increased 3.5% to approximately $28,609,000 from $27,630,000 in the comparable period in 1995. The increase is primarily due to increases in sales of existing juvenile products (consisting of bulk and peggable products) home security and hardware products, and sales of new products introduced for sale in 1996.

Gross profit decreased 48.3% to approximately $5,286,000 from $10,223,000 in the comparable period in 1995. Gross profit as a percentage of net sales decreased to 18.5% compared to 37.0% for the three months ended June 30, 1995 due to a charge of $4,100,000 for inventory valuation adjustments primarily relating to the Company's plans to discontinue and restructure lower margin products and a charge of $1,765,000 for vendor credits and customer credit adjustments. In addition, the Company sold approximately $1,500,000 of inventory at cost as part of its inventory reduction plan. Absent the charges for inventory, reserves, and vendor credits, the gross profit as a percentage of sales would have been 38% for the three months ended June 30, 1996.

Selling, general and administrative expenses were approximately $17,600,000 in the second quarter of 1996. For the same period ending 1995, selling, general and administrative expenses were approximately $7,116,000. This increase of approximately $10,484,000 was partly attributable to a charge of $3,355,000 relating to increases in the reserves for customer credits on accounts receivable, additional charges of $1,780,000 related to write-offs of certain prepaid and other assets and increased accruals for professional and related fees, and a write down of molds and other capital assets in the amount of $2,800,000 relating primarily to the planned discontinuance of certain product lines. The remaining increases in selling, general and administrative expenses are primarily attributed to increases in payroll and payroll related costs associated with the continued development of the Company's infrastructure as well as increases in advertising, professional and legal expenses.

As a result of the above factors, the Company incurred an operating loss of $12,314,000 in the second quarter of 1996 versus operating income of $3,107,000 in the second quarter of 1995.

Net interest expense increased from $225,812 for the three months ended June 30, 1995 to $866,383 for the same period in 1996 due to increased borrowings.

Six Months Ended June 30, 1996 and 1995

Net sales for the six months ended June 30, 1996 increased 11.8% to approximately $60,616,000 from $54,205,000 in the comparable period in 1995, mainly due to increases in sales of existing juvenile products (consisting of bulk and peggable products) home security and hardware products, and sales of new products introduced for sale in 1996.

Gross Profit decreased 9.1% to approximately $18,005,000 from $19,817,000 in the comparable period in 1995. Gross profit as a percentage of net sales decreased to 29.7% compared to 36.6% for the six months ended June 30, 1995 largely due to a charge of $4,100,000 for inventory valuation adjustments primarily relating to the Company's plans to discontinue and restructure lower margin products and a charge of $1,765,000 for vendor credits and customer credit adjustments. In addition, the Company sold approximately $1,500,000 of inventory at cost as part of its inventory reduction plan.

Selling, general and administrative expenses were approximately $26,938,000 during the six months ended June 30, 1996. For the same period ending 1995, selling, general and administrative expenses were approximately $13,201,000. This increase of approximately $13,737,000 was partly attributable to a charge of $3,355,000 relating to increases in the reserves for customer credits on accounts receivable, additional charges of $1,780,000 related to write-offs of certain prepaid and other assets and increased accruals for professional and related fees and a write down of molds and other capital assets in the amount of $2,800,000 relating primarily to the planned discontinuance of certain product lines. Selling, general and administrative expenses also increased due to increases in payroll and payroll related costs associated with the continued development of the Company's infrastructure, and increases in advertising, professional and legal expenses.

As a result of the above factors, the Company incurred an operating loss of $8,933,000 for the six months ended June 30, 1996 versus operating income of $6,617,000 during the same period in 1995.

Net interest expense increased from $286,594 for the six months ended June 30,1995 to $1,509,203 for the same period in 1996 due to increased borrowings.

Liquidity and Capital Resources

Net cash used in operations decreased from $10,525,000 for the six months ended June 30, 1995 to $7,537,000 for the six months ended June 30,1996. Accounts receivable increased approximately $3,886,000 to $26,787,000 at June 30, 1996. This increase was primarily due to increased sales offset by certain accounts receivable reserve adjustments. Inventory decreased by $1,467,000 to $28,235,000 in the period ended June 30, 1996 due to an inventory valuation adjustment, offset by an increase in the inventory balance.

Cash flows used in investing activities was $5,957,000 as a result of the acquisition of Orleans Juvenile Products Inc. and EEZI Group Holdings Limited for cash and issuance of notes payable as well as the continued purchase of property and equipment and other assets, mainly molds for new products introduced in 1996. During 1996, net cash provided by financing activities was $13,542,000 related to proceeds from the Company's revolving credit facility.

The Company finances its short-term liquidity requirements through its $50,000,000 revolving credit facility ($39,930,000 was outstanding at June 30, 1996). Due primarily to the charges described above, recognized in the second quarter of 1996, as of June 30, 1996, the Company failed to meet certain financial covenants contained in the revolving credit facility between the Company and its lenders. The Company and its lenders have commenced negotiating a restructured credit facility containing revised financial covenants and other terms and conditions. Pending the completion of a restructured credit facility, the parties entered into a forbearance agreement, which expires on September 6, 1996. Under the terms of the forbearance agreement, the credit facility was amended to provide, among other matters, as follows: reduction of the Company's maximum line of credit from $50 million to $46.6 million; increase in the rate of interest from prime to prime plus 1/2 percentage point (with the option to pay interest based on a LIBOR rate eliminated); and provision by Michael Lerner, the Company's President and Chief Executive Officer, of a limited personal guarantee of the Company's indebtedness under the credit facility.

The Company believes that it will be able to successfully negotiate with its lenders a restructured credit facility containing revised financial covenants and other terms with which the Company will be in compliance. However, there can be no assurance that the Company will be successful in negotiating such a restructured credit facility acceptable to it and the lenders or that it will be able to comply with the financial covenants contained in the current credit facility if no such restructuring is effected.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

    A lawsuit was filed on August 17, 1995 in the United States District
Court for the District of Massachusetts against the Company and various of its senior executives alleging certain violations of the securities laws. The action, filed by Sandra Esner, seeks certification as a class. On July 17, 1996 the parties executed a Memorandum of Understanding settling the action. The amount of payment required to be made by the Company pursuant to the settlement will not be material. The parties have consented to conduct limited discovery to confirm the settlement on behalf of the class and to consummate the settlement on a timely basis. Although the Company believes that it has meritorious defenses to the action and disclaims any wrongdoing, it believes that the settlement is in the best interests of the Company and its stockholders.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    Due primarily to certain charges described in this Report in Item 2 of
Part 1 recognized in the second quarter of 1996, as of June 30, 1996, the Company failed to meet certain financial covenants contained in the revolving credit facility between the Company and its lenders. The Company and its lenders have commenced negotiating a restructured credit facility containing revised financial covenants and other terms and conditions. Pending the completion of a restructured credit facility, the parties entered into a forbearance agreement, which expires on September 6, 1996. Under the terms of the forbearance agreement, the credit facility has been amended to provide, among other matters, as follows: reduction of the Company's maximum line of credit from $50 million to $46.6 million; increase in the rate of interest from prime to prime plus 1/2 percentage point (with the option to pay interest based on a LIBOR rate eliminated); and provision by Michael Lerner, the Company's President and Chief Executive Officer, of a limited personal guarantee of the Company's indebtedness under the credit facility.

    The Company believes that it will be able to successfully negotiate with its lenders a restructured credit facility containing revised financial covenants and other terms with which the Company will be in compliance. However, there can be no assurance that the Company will be successful in negotiating such a restructured credit facility acceptable to it and the lenders or that it will be able to comply with the financial covenants contained in the current credit facility if no such restructuring is effected.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    (a)    An Annual Meeting of Stockholders of the Company was held on May 21,
           1996.

    (b) The directors listed in subsection (c) were elected at the meeting. The Company has no other directors whose terms of office continued after the meeting.

    (c)    The results of the proposals submitted for vote were as follows:

           (i)   Election of Directors

                                                            Number of Shares
                                                            ----------------
                                                             For       Withhold
                                                             ---       Authority
                                                                       ---------

                  Michael Lerner                          4,840,062     11,716
                  Michael S. Bernstein                    4,838,962     12,816
                  Curt R. Feuer                           4,838,962     12,816

                  Robert J. Drummond                      4,838,962     12,816
                  Laurence S. Levy                        4,838,962     12,816

           (ii) Proposal to ratify the appointment of Grant Thorton LLP as independent accountants for the current fiscal year.

                                                            Number of Shares
                                                            ----------------

                    For                                         4,833,798
                    Against                                        12,725
                    Abstain                                         5,255
                    Broker non-votes                                   --


ITEM 5.  OTHER INFORMATION.

     Ronald J. Jackson was elected to the Company's Board of Directors on August 5, 1996. Mr. Jackson, 52, was previously Chairman, President and Chief Executive Officer of Fisher-Price, Inc. Prior to joining Fisher-Price in 1990, Mr. Jackson was President and Chief Executive Officer of Kenner Parker Toys, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are filed as part of this report:

Exhibit        Description
- - - -------        -----------

  10.1         Letter Amendment dated May 1, 1996, to Loan Agreement
               Dated March 28, 1996, among Registrant (and various of its affiliates), Fleet National Bank, The First National Bank of
               Boston and USTrust

  10.2         Forbearance Agreement dated August 2, 1996, among
               Fleet National Bank, The First National Bank of Boston, USTrust and Safety 1st, Inc., et al.

  10.3         Amendment to Forbearance Agreement dated August 13, 1996, among
               Fleet National Bank, The First National Bank of Boston, USTrust and Safety 1st, Inc., et al.

    11         Statement re: Computation of Per Share Earnings

    27         Financial Data Schedule

    99 Important Factors Regarding Forward-Looking Statements (Included as Exhibit 99 to Registrant's 10-Q for the period ended March 31, 1996, and incorporated herein by reference)



Reports on Form 8-K

    The Company filed a Report on Form 8-K on April 1, 1996, which disclosed that the Company, acting through its wholly-owned subsidiary, 3232301 Canada Inc., acquired all of the issued and outstanding capital stock of Orleans Juvenile Products Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Safety 1st, Inc.
                                            a Massachusetts Corporation




Date: August 13, 1996                       By:/s/ Michael Lerner
     -----------------------------             -------------------
                                                   Michael Lerner
                                                   President and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


Date: August 13, 1996                       By:/s/ Richard Caturano
     ----------------------------              ----------------------
                                                   Richard Caturano
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

                                  EXHIBIT INDEX



EXHIBIT       DESCRIPTION                                                           PAGE
- - - -------       -----------                                                           ----

  10.1        Letter Amendment dated May 1, 1996, to Loan Agreement
              Dated March 28, 1996, among Registrant (and various of its affiliates), Fleet National Bank, The First National Bank of
              Boston and USTrust

  10.2        Forbearance Agreement dated August 2, 1996, among
              Fleet National Bank, The First National Bank of Boston, USTrust and Safety 1st, Inc., et al.

  10.3        Amendment to Forbearance Agreement dated August 13, 1996, among
              Fleet National Bank, The First National Bank of Boston, USTrust and Safety 1st, Inc., et al.

    11        Statement re: Computation of Per Share Earnings

    27        Financial Data Schedule

    99        Important Factors Regarding Forward-Looking Statements
              (Included as Exhibit 99 to Registrant's 10-Q for the period ended March 31, 1996, and incorporated herein by reference)