Form 10-Q
period 1996-09-30
SAFETY 1ST INC
filed 1996-11-14
CIK 898306

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 _______________

                                    FORM 10-Q


(Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       or

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ___ to ___

                           Commission File No. 0-21404
                                               _______

                                     ______


                                SAFETY 1ST, INC.
             (Exact Name of Registrant as specified in its Charter)


                                     ______

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

                               Yes   X   No
                                   _____   _____

         The aggregate number of Registrant's shares outstanding on October 31, 1996 was 7,155,616 shares of Common Stock, $.01 par value.

                              ___________________

                                SAFETY 1ST, INC.

                                      INDEX



                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

    ITEM 1.    FINANCIAL STATEMENTS

               CONDENSED BALANCE SHEETS AS OF DECEMBER 31,
                 1995 AND SEPTEMBER 30, 1996 (UNAUDITED)                     3

               CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995
                 AND 1996                                                    5

               CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                 AND 1996                                                    6

               STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                 AND 1996                                                    7

               NOTES TO CONDENSED FINANCIAL STATEMENTS
                 (UNAUDITED)                                                 8

    ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS                                                 10

PART II - OTHER INFORMATION

    ITEM 1.    LEGAL PROCEEDINGS                                            12

    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                             12

SIGNATURES                                                                  14

EXHIBIT INDEX                                                               15

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                SAFETY 1ST, INC.

                            CONDENSED BALANCE SHEETS

                                   (Unaudited)

                                                              December 31,        September 30,
                                                                  1995                1996
                                                              ------------        ------------

ASSETS

CURRENT ASSETS

    Cash and cash equivalents                                 $     24,456        $    509,756

    Accounts receivable, less allowance
        for doubtful accounts of $1,900,000
        and $3,229,639 respectively                             26,923,557          28,846,530

    Inventory                                                   26,286,881          27,901,915

    Prepaid expenses                                             2,956,653           3,140,357

    Prepaid income taxes                                         2,311,275           5,003,395

    Deferred income taxes                                          882,000             781,544
                                                              ------------        ------------

                  Total current assets                          59,384,822          66,183,497
                                                              ------------        ------------

PROPERTY AND EQUIPMENT, net of accumulated
        depreciation and amortization of $4,544,025
        and $7,769,065 respectively                             18,085,001          23,858,657
                                                              ------------        ------------

OTHER ASSETS:

        Deposits                                                 6,261,906           2,660,867

        Goodwill, net of amortization of $222,029                       --           8,250,864

        Deferred acquisition costs                               1,492,678                  --

        Patents and trademarks, net of amortization of
           $217,306 and $315,802 respectively                      783,361             821,200

        Other                                                      311,023             981,169
                                                              ------------        ------------


                                                                 8,848,968          12,714,100
                                                              ------------        ------------

                                                              $ 86,318,791        $102,756,254
                                                              ============        ============

   The Condensed Balance Sheet at December 31, 1995 has been derived from the audited financial statements at that date.

    The accompanying notes are an integral part of these Condensed Financial
                                   Statements

                                SAFETY 1ST, INC.

                                   (Unaudited)

                                                                         December 31,       September 30,
                                                                             1995                1996
                                                                         ------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Revolving credit facility                                            $ 25,390,000        $ 40,946,514

    Accounts payable and accrued expenses                                  12,511,676          15,688,456

    Notes payable and current portion of capital lease obligation                  --           3,275,871
                                                                         ------------        ------------


                  Total current liabilities                                37,901,676          59,910,841


OTHER LIABILITIES

    Capital lease obligation, net of current portion                               --             300,627

    Deferred income taxes                                                   2,398,000           2,398,000
                                                                         ------------        ------------

                  Total liabilities                                        40,299,676          62,609,468

STOCKHOLDERS' EQUITY

    Preferred stock, $1.00 par value,
        100,000 shares authorized, no
        shares outstanding                                                         --                  --


    Common stock, $.01 par value, 15,000,000
        shares authorized, 7,150,616 and
        7,155,616 issued at December 31, 1995
        and September 30, 1996, respectively                                   71,506              71,556

    Additional paid in capital                                             33,588,361          33,648,308

    Retained earnings                                                      12,359,248           6,426,922
                                                                         ------------        ------------

    Total stockholders' equity                                             46,019,115          40,146,786
                                                                         ------------        ------------

                                                                         $ 86,318,791        $102,756,254
                                                                         ============        ============


   The Condensed Balance Sheet at December 31, 1995 has been derived from the audited financial statements at that date.

    The accompanying notes are an integral part of these Condensed Financial
                                   Statements

                                SAFETY 1ST, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                    Three Months Ended September 30
                                                    -------------------------------
                                                       1995               1996
                                                    -----------        -----------

Net sales                                           $26,683,167        $28,980,848

Cost of sales                                        16,617,174         17,766,432
                                                    -----------        -----------

Gross profit                                         10,065,993         11,214,416

Selling, general and administrative expenses          6,639,024          9,501,871
                                                    -----------        -----------

Operating income                                      3,426,969          1,712,545

Interest expense                                        412,335            815,836
                                                    -----------        -----------

Income before income taxes                            3,014,634            896,709

Income taxes expense                                  1,176,000            339,966
                                                    -----------        -----------

Net income                                          $ 1,838,634        $   556,743
                                                    ===========        ===========

    Net income per share                            $      0.26        $      0.08
                                                    ===========        ===========

    Shares used in per share calculation              7,133,119          7,378,912
                                                    ===========        ===========





    The accompanying notes are an integral part of these Condensed Financial
                                   Statements

                                SAFETY 1ST, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                    Nine Months Ended September 30
                                                    -------------------------------
                                                       1995                1996
                                                    -----------        ------------

Net sales                                           $80,887,871        $ 89,596,499

Cost of sales                                        51,004,544          60,377,245
                                                    -----------        ------------

Gross profit                                         29,883,327          29,219,254

Selling, general and administrative expenses         19,839,681          36,439,747
                                                    -----------        ------------

Operating income (loss)                              10,043,646          (7,220,493)

Interest expense                                        698,929           2,325,039
                                                    -----------        ------------

Income (loss) before income taxes                     9,344,717          (9,545,532)

Income taxes expense (benefit)                        3,644,000          (3,613,206)
                                                    -----------        ------------

Net income (loss)                                   $ 5,700,717        $ (5,932,326)
                                                    ===========        ============

    Net income (loss) per share                     $       .80        $       (.83)
                                                    ===========        ============

    Shares used in per share calculation              7,126,512           7,155,616
                                                    ===========        ============


    The accompanying notes are an integral part of these Condensed Financial
                                   Statements

                                SAFETY 1ST, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine Months Ended September 30
                                                                    ---------------------------------
                                                                        1995                 1996
                                                                    ------------         ------------
Cash flows from operating activities:
    Net income (loss)                                               $  5,700,717         $ (5,932,326)
    Adjustments to reconcile net income (loss)  to
        net cash provided by (used in) operating activities:
           Depreciation                                                1,665,984            3,190,578
           Amortization                                                   65,507              439,328
           Write-off property and equipment                                   --            1,260,554
                                                                    ------------         ------------
    Net cash provided by (used in) operating activities
        before changes in assets and liabilities:                      7,432,208           (1,041,866)
           Changes in assets and liabilities:
               (Increase) decrease in:
                  Accounts receivable                                (11,169,785)          (5,818,093)
                  Inventory                                          (11,793,386)           1,471,025
                  Prepaid expenses                                       (40,859)            (307,280)
                  Prepaid income tax                                     525,694           (2,822,393)
                  Deferred income taxes                                  361,000              100,456
                  Other assets                                                --             (139,593)
               Increase in:
                  Accounts payable and accrued expenses                1,771,762            2,877,749
                                                                    ------------         ------------

Net cash used in operating activities                                (12,913,366)          (5,679,995)
                                                                    ------------         ------------

Cash flows used in investing activities:
    Acquisitions                                                              --           (2,195,730)
    Acquisition of property and equipment                             (9,910,595)          (3,220,714)
    (Increase) decrease in deposits                                      312,665           (2,405,709)
    Acquisition of patents and trademarks                               (149,386)            (136,335)
                                                                    ------------         ------------

    Net cash used in investing activities                             (9,747,316)          (7,958,488)
                                                                    ------------         ------------

Cash flows provided by (used in) financing activities:
    Net proceeds on revolving credit facility                         21,880,000           15,556,514
    Repayment of bank debt assumed and notes payable                          --             (894,499)
    Proceeds from exercised stock options                                680,556               60,000
    Loan acquisition fees                                                     --             (598,232)
                                                                    ------------         ------------

    Net cash provided by financing activities                         22,560,556           14,123,783
                                                                    ------------         ------------

Net increase (decrease) in cash                                         (100,126)             485,300
Cash and cash equivalents - beginning
  of period
                                                                         119,181               24,456
                                                                    ------------         ------------

Cash and cash equivalents - end of period                           $     19,055         $    509,756
                                                                    ============         ============

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for
        Interest                                                    $    615,408         $  2,184,760
                                                                    ============         ============
        Taxes                                                       $  2,757,000         $     57,000
                                                                    ============         ============

    Non-Cash investing activities:
        Deposits transferred to property and equipment                        --         $  6,160,499
                                                                                         ============
        Capital lease obligation                                              --         $    486,964
                                                                                         ============

        See Note 2 to the financial statements for details of other non-cash items related to acquisitions

    The accompanying notes are an integral part of these Condensed Financial
                                   Statements


                                SAFETY 1ST, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1.    BASIS OF PRESENTATION

    The Company is a developer, marketer and distributor of child safety and child care, convenience, activity and home security products.

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

    In 1995, common stock equivalents are not reflected in the net income per share computation presented in the condensed statements of income, as the dilutive effect is less than 3%.

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

    The results of the operations for the nine months ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

NOTE 2.  ACQUISITIONS

    On January 4, 1996, the Company acquired all of the outstanding stock of EEZI Group Holdings Ltd., a United Kingdom manufacturer and distributor of child care products, now named Safety 1st (Europe) Ltd., for cash of $265,000, issuance of notes payable of $1,650,000 (subject to post-closing adjustments), and payment of acquisition costs of $1,291,000, of which $1,109,000 was paid in 1995. In addition, the acquisition agreement provides that if Safety 1st (Europe) Ltd. were to exceed certain net income thresholds during the first five years subsequent to the acquisition date, the purchase price would be increased by not more than $3,200,000 (subsequently adjusted to an amount not more than $2,700,000); however, due to lower than anticipated pre-acquisition earnings by EEZI Group Holdings, the Company believes that its obligation under this provision will be significantly less than the maximum potential. The fair value of assets acquired, including goodwill, was $3,573,000 and liabilities assumed was $158,000. The acquisition has been recorded using the purchase method of accounting. The excess of the aggregate purchase price over the fair value of net assets acquired ($2,729,000) was recognized as goodwill and is being amortized over 25 years. The net assets acquired primarily included inventory and fixed assets.

    On March 15, 1996, effective February 1, 1996, the Company acquired all of the outstanding stock of Orleans Juvenile Products Inc., the Canadian distributor of the Company's products, for cash of $1,067,000, issuance of notes payable of $1,651,000, and payment of acquisition costs of $845,000, of which $384,000 was paid in 1995. The fair value of assets acquired, including goodwill, was $9,632,000 and liabilities assumed was $6,058,000.

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

NOTE 3.  OTHER MATTERS

    The Stock Option Committee of the Board of Directors voted on July 30, 1996, to amend certain stock option agreements by changing the exercise price to $6.50 per share. These agreements covered 629,756 shares with original exercise prices ranging from $12.00 to $27.00 per share.

    On September 18, 1996, the Board of Directors adopted, subject to stockholder approval, the 1996 Employee and Director Stock Option Plan (the "Employee and Director Plan"). Under the terms of the Employee and Director Plan, the Company may grant incentive and nonqualified stock options to employees, directors, advisors and consultants of the Company and its subsidiaries. A total of 500,000 shares of common stock have been reserved for issuance under the Employee and Director Plan. Options are exercisable within ten years (5 years for greater than 10% shareholders with respect to incentive stock options) of the date of grant at a price determined by the Board of Directors or a committee of the Board of Directors.

    On September 18, 1996, the Board of Directors adopted, subject to stockholder approval, the 1996 Nonqualified Stock Option Plan (the "Nonqualified Plan"). Under the terms of the Nonqualified Plan, the Company may grant nonqualified stock options to directors, employees, advisors, consultants, vendors, sales representatives, distributors, suppliers, business partners and service providers of the Company and its subsidiaries, and others who may contribute to the success of the Company or its subsidiaries. A total of 500,000 shares of common stock have been reserved for issuance under the Nonqualified Plan. Options are exercisable within ten years of the date of grant at a price determined by the Board of Directors or a committee of the Board of Directors.

    On October 18, 1996, the Company and its lenders completed negotiation of a restructured credit facility and entered into a Third Amendment to Loan Agreement (the "Third Amendment"). The Forbearance Agreement dated August 2, 1996, between the Company and its lenders, as amended from time to time thereafter, was terminated pursuant to the terms of the Third Amendment. Under the terms of the Third Amendment, the credit facility is amended to provide, among other matters, as follows: the Company's maximum credit facility is reduced from $50 million to $49 million and now consists of (i) a revolving credit facility in the maximum amount of $31.3 million with interest charged at an annual rate of prime plus 1 percentage point, (ii) a term loan in the amount of $14.7 million with interest charged at an annual rate of prime plus 1-1/2 percentage points, and (iii) a revolver cushion credit facility in the maximum amount of currently $1 million, increasing on December 1, 1996 to $2 million and increasing on February 1, 1997 to $3 million, with interest charged at an annual rate of prime plus 3 percentage points; the expiration or maturity date is amended from May 31, 1998 to May 31, 1997; the LIBOR rate option is suspended; existing financial covenants are amended and new financial covenants are added; the Company issued the lenders 50,000 warrants to purchase the Company's common stock at an exercise price of $10 per share, but if the shares underlying the warrants are not registered by December 31, 1996, the warrants terminate and the Company must pay its lenders a $250,000 fee; and the limited personal guaranty of the Company's indebtedness under the credit facility, provided by Michael Lerner, the Company's President and Chief Executive Officer, is increased in amount.

    In connection with the acquisition and restructuring of the credit facility, the Company has incurred $598,000 through September 30, 1996 in loan acquisition fees which are being amortized through May, 1997. At September 30, 1996, the unamortized balance was $479,000.

    A lawsuit was filed on August 17, 1995 in the United States District Court for the District of Massachusetts against the Company and various of its senior executives alleging certain violations of the securities laws. The action, filed by Sandra Esner, seeks certification as a class. On July 17, 1996 the parties executed a Memorandum of Understanding settling the action, and on October 28, 1996, the parties executed a Settlement Stipulation with respect thereto. The Court has scheduled a final settlement hearing for January 29, 1997. The amount of payment required to be made by the Company pursuant to the settlement will not be material. Although the Company believes that it has meritorious defenses to the action and continues to disclaim any wrongdoing, it believes that the settlement in is the best interest of the Company and its stockholders.

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

Results of Operations:

Three Months Ended September 30, 1996 and 1995

Net sales for the three months ended September 30, 1996 increased 8.6% to approximately $28,981,000 from $26,683,000 in the comparable period in 1995. The increase in net sales is due to the increase in sales of existing juvenile products (consisting of bulk and peggable products) and home security products and sales of new products introduced for sale in 1996.

Gross profit for the three months ended September 30, 1996 increased 11.4% to approximately $11,214,000 from $10,066,000 in the comparable period in 1995. Gross profit as a percentage of net sales, including approximately $1,200,000 of close-out sales at lower margins, was 38.7% for the three months ended September 30, 1996 as compared to 37.7% for the three months ended September 30, 1995.

Selling, general and administrative expenses were approximately $9,502,000 in the third quarter of 1996 compared to $6,639,000 in the third quarter of 1995, an increase of 43.1%. As a percentage of net sales, selling, general and administrative expenses were 32.8% for the quarter versus 24.9% of sales for the comparable period last year. Approximately 70% of the additional expenses was attributed to payroll and payroll related costs relating to the continued building of the Company's infrastructure. The remaining increase is primarily attributed to an increase in legal and professional fees and in rent and utilities due to the growth of the Company.

Operating income for the third quarter of 1996 was $1,713,000, or 5.9% of net sales. Operating income for the comparable period last year was $3,427,000, or 12.8% of net sales.

Interest expenses increased from $412,000 for the three months ended September 30, 1995 to $816,000 for the same period in 1996 due primarily to additional borrowings under the line of credit.


Nine Months Ended September 30, 1996 and 1995

Net sales for the nine months ended September 30, 1996, increased 10.7% to $89,596,000 from $80,888,000 in the comparable period in 1995, due to increases in sales of existing juvenile products (consisting of bulk and peggable products) home security and hardware products, and sales of new products introduced for sale in 1996.

Gross profit decreased 2.2% to approximately $29,219,000 from $29,883,000 in the comparable period in 1995. Gross profit as a percentage of net sales decreased to 32.6% compared to 36.9% for the nine months ended September 30, 1996 largely due to a charge of $3,466,000 ($4,100,000 previously reported) taken in the second quarter of 1996 for inventory valuation adjustments primarily related to the Company's plans to discontinue lower margin products and a charge of $1,765,000 for vendor credits and customer credit adjustments.

Selling general and administrative expenses were approximately $19,840,000 during the nine months ended September 30, 1995. For the same period ending September 30, 1996, selling, general, and administrative expenses were approximately $36,440,000. This increase of approximately $16,600,000 was partly attributed to (i) a charge of $3,355,000 relating to increases in the reserves for customer credits on accounts receivable, (ii) additional charges of $3,320,000 ($1,780,000 previously reported) related to write-offs of design, packaging and product development costs normally amortized evenly over the year and additional legal, professional, and other accruals, and (iii) a write down of molds and other capital assets in the amount of $1,260,000 ($2,800,000 previously reported) relating primarily to the planned discontinuance of certain product lines. Selling, general and administrative expenses also increased due to increases in payroll and payroll related costs associated with the continued development of the Company's infrastructure, and increases in legal and professional fees and rent and utilities.

As a result of the above factors, the Company incurred an operating loss of $5,932,000 for the nine months ended September 30, 1996 versus operating income of $5,701,000 during the same period in 1995.

Net interest expenses increased from $699,000 for the nine months ended September 30, 1995 to $2,325,000 for the same period in 1996 due to increased borrowings.


Liquidity and Capital Resources

Net cash used in operations decreased from $12,913,000 for the nine months ended September 30, 1995 to $5,680,000 for the nine months ended September 30, 1996. Accounts receivable increased approximately $5,818,000 to $28,847,000 at September 30, 1996. This increase was primarily due to increased sales offset by certain accounts receivable reserve adjustments. Inventory decreased by $1,471,000 to $27,902,000 at September 30, 1996 due to an inventory valuation adjustment, offset by an increase in the inventory balance.

Cash flows used in investing activities was $7,958,000 as a result of the acquisition of Orleans Juvenile Products, Inc. and EEZI Group Holdings Limited for cash and issuance of notes payable as well as the continued purchase of property and equipment, mainly molds for new products to be introduced in 1997 as well as the purchase and implementation of an integrated computer system expected to be fully operational by early 1997. During 1996, net cash provided by financing activities was $14,124,000, primarily related to proceeds from the Company's revolving credit facility.

On October 18, 1996, the Company and its lenders completed negotiation of a restructured credit facility and entered into a Third Amendment to Loan Agreement (the "Third Amendment"). The Forbearance Agreement dated August 2, 1996, between the Company and its lenders, as amended from time to time thereafter, was terminated pursuant to the terms of the Third Amendment. Under the terms of the Third Amendment, the credit facility is amended to provide, among other matters, as follows: the Company's maximum credit facility is reduced from $50 million to $49 million and now consists of (i) a revolving credit facility in the maximum amount of $31.3 million with interest charged at an annual rate of prime plus 1 percentage point, (ii) a term loan in the amount of $14.7 million with interest charged at an annual rate of prime plus 1-1/2 percentage points, and (iii) a revolver cushion credit facility in the maximum amount of currently $1 million, increasing on December 1, 1996 to $2 million and increasing on February 1, 1997 to $3 million, with interest charged at an annual rate of prime plus 3 percentage points; the expiration or maturity date is amended from May 31, 1998 to May 31, 1997; the LIBOR rate option is suspended; existing financial covenants are amended and new financial covenants are added; the Company issued the lenders 50,000 warrants to purchase the Company's common stock at an exercise price of $10 per share, but if the shares underlying the warrants are not registered by December 31, 1996, the warrants terminate and the Company must pay its lenders a $250,000 fee; and the limited personal guaranty of the Company's indebtedness under the credit facility, provided by Michael Lerner, the Company's President and Chief Executive Officer, is increased in amount. The Company believes the restructured credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through May, 1997. The Company anticipates being able to obtain new financing arrangements at that time.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

    A lawsuit was filed on August 17, 1995 in the United States District Court for the District of Massachusetts against the Company and various of its senior executives alleging certain violations of the securities laws. The action, filed by Sandra Esner, seeks certification as a class. On July 17, 1996 the parties executed a Memorandum of Understanding settling the action, and on October 28, 1996, the parties executed a Settlement Stipulation with respect thereto. The Court has scheduled a final settlement hearing for January 29, 1997. The amount of payment required to be made by the Company pursuant to the settlement will not be material. Although the Company believes that it has meritorious defenses to the action and continues to disclaim any wrongdoing, it believes that the settlement in is the best interest of the Company and its stockholders.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are filed as part of this report:

EXHIBIT                             DESCRIPTION


10.1 Third Amendment to Loan Agreement dated October 18, 1996, among Registrant (and various of its affiliates), Fleet National Bank, The First
                   National Bank of Boston and USTrust, amending Loan Agreement dated March 28, 1996, as amended

10.2 Credit Note in principal amount of $15,650,000.00 dated October 18, 1996, executed by Registrant (and various of its affiliates), in favor of Fleet
                   National Bank

10.3 Credit Note in principal amount of $9,390,000.00 dated October 18, 1996, executed by Registrant (and various of its affiliates), in favor of The First National Bank of Boston

10.4 Credit Note in principal amount of $6,260,000.00 dated October 18, 1996, executed by Registrant (and various of its affiliates), in favor of USTrust

10.5 Term Note in principal amount of $7,350,000.00 dated October 18, 1996, executed by Registrant (and various of its affiliates), in favor of Fleet
                   National Bank

10.6 Term Note in principal amount of $4,410,000.00 dated October 18, 1996, executed by Registrant (and various of its affiliates), in favor of The First National Bank of Boston

10.7 Term Note in principal amount of $2,940,000.00 dated October 18, 1996, executed by Registrant (and various of its affiliates), in favor of USTrust

10.8 Revolver Cushion Note in principal amount of $1,500,000.00 dated October 18, 1996, executed by Registrant (and various of its affiliates), in favor of Fleet National Bank

10.9 Revolver Cushion Note in principal amount of $900,000.00 dated October 18, 1996, executed by Registrant (and various of its affiliates), in favor of The First National Bank of Boston

10.10 Revolver Cushion Note in principal amount of $600,000.00 dated October 18, 1996, executed by Registrant (and various of its affiliates), in favor of USTrust

10.11 Letter Agreement dated October 18, 1996, executed by Registrant (and various of its affiliates), in favor of Fleet National Bank, The First National Bank of Boston, and USTrust

10.12 Warrant dated October 18, 1996 to purchase 25,000 shares of Registrant issued to Fleet National Bank

10.13 Warrant dated October 18, 1996 to purchase 15,000 shares of Registrant issued to The First National Bank of Boston

10.14 Warrant dated October 18, 1996 to purchase 10,000 shares of Registrant issued to USTrust

10.15 1996 Employee and Director Stock Option Plan adopted as of September 18, 1996

10.16               1996 Nonqualified Stock Option Plan adopted as of
                    September 18, 1996

11                  Statement re: Computation of Per Share Earnings

27                  Financial Data Schedule

99 Important Factors Regarding Forward-Looking Statements (Included as Exhibit 99 to Registrant's 10-Q for the period ended March 31, 1996, and incorporated herein by reference).


Reports on Form 8-K

         The Company filed a Report on Form 8-K on September 20, 1996, which disclosed that the Company and its lenders entered into a Second Amendment to Forbearance Agreement to extend the Forbearance Termination Date (as defined in the Agreement) from September 6, 1996 until September 20, 1996.

         The Company filed a Report on Form 8-K on October 11, 1996, which disclosed that the Company and its lenders entered into a Third, a Fourth and a Fifth Amendment to Forbearance Agreement to extend the Forbearance Termination Date (as defined in the Agreement) from September 20, 1996, until September 27, 1996, October 4, 1996, and October 11, 1996, respectively.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Safety 1st, Inc.
                                      a Massachusetts corporation




Date:  November 14, 1996              By: /s/ Michael Lerner
      ________________________            _______________________________
                                              Michael Lerner
                                              President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)


Date:  November 14, 1996              By: /s/  Richard Caturano
      ________________________            _______________________________
                                               Richard Caturano
                                               Chief Financial Officer
                                               (Principal Financial Officer)

                                                   EXHIBIT INDEX

EXHIBIT                           DESCRIPTION                               PAGE

10.1              Third Amendment to Loan Agreement dated October
                  18, 1996, among Registrant (and various of its affiliates), Fleet National Bank, The First
                  National Bank of Boston and USTrust, amending Loan Agreement dated March 28, 1996, as amended

10.2 Credit Note in principal amount of $15,650,000.00 dated October 18, 1996, executed by Registrant
                  (and various of its affiliates), in favor of Fleet
                  National Bank

10.3 Credit Note in principal amount of $9,390,000.00 dated October 18, 1996, executed by Registrant
                  (and various of its affiliates), in favor of The First National Bank of Boston

10.4 Credit Note in principal amount of $6,260,000.00 dated October 18, 1996, executed by Registrant
                  (and various of its affiliates), in favor of USTrust

10.5 Term Note in principal amount of $7,350,000.00 dated October 18, 1996, executed by Registrant
                  (and various of its affiliates), in favor of Fleet
                  National Bank

10.6 Term Note in principal amount of $4,410,000.00 dated October 18, 1996, executed by Registrant
                  (and various of its affiliates), in favor of The First National Bank of Boston

10.7 Term Note in principal amount of $2,940,000.00 dated October 18, 1996, executed by Registrant
                  (and various of its affiliates), in favor of USTrust

10.8 Revolver Cushion Note in principal amount of $1,500,000.00 dated October 18, 1996, executed by Registrant (and various of its affiliates), in favor of Fleet National Bank

10.9 Revolver Cushion Note in principal amount of $900,000.00 dated October 18, 1996, executed by Registrant (and various of its affiliates), in favor of The First National Bank of Boston

10.10 Revolver Cushion Note in principal amount of $600,000.00 dated October 18, 1996, executed by
                  Registrant (and various of its affiliates), in favor of USTrust

10.11 Letter Agreement dated October 18, 1996, executed by Registrant (and various of its affiliates), in favor of Fleet National Bank, The First National Bank of Boston, and USTrust

10.12 Warrant dated October 18, 1996 to purchase 25,000 shares of Registrant issued to Fleet National Bank

10.13 Warrant dated October 18, 1996 to purchase 15,000 shares of Registrant issued to The First National Bank of Boston

10.14 Warrant dated October 18, 1996 to purchase 10,000 shares of Registrant issued to USTrust

10.15               1996 Employee and Director Stock Option Plan adopted
                    September 18, 1996

10.16               1996 Nonqualified Stock Option Plan adopted
                    September 18, 1996

11                  Statement re: Computation of Per Share Earnings

27                  Financial Data Schedule

99 Important Factors Regarding Forward-Looking Statements (Included as Exhibit 99 to Registrant's 10-Q for the period ended March 31, 1996, and incorporated herein by reference).