Form 10-K
period 1996-12-31
SAFETY 1ST INC
filed 1997-03-31
CIK 898306

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-K
(Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       or

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ______ to _______

                          Commission File No. 0-21404

                                  -------------

                                SAFETY 1ST, INC.
             (Exact Name of Registrant as specified in its Charter)

                                  -------------
Massachusetts                                          04-2836423
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)

210 Boylston Street                                    02167
Chestnut Hill, Massachusetts                           (Zip code)
(Address of principal executive
offices)
                                 (617) 964-7744
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
         Title of each Class                           which registered
         -------------------                           ----------------

         None                                          None

Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK $.01 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X  No
                                        --    --
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 14, 1997 was approximately $23,303,389 based on the last reported sales price as quoted on The Nasdaq Stock Market's National Market as reported at the close of business on said date.

     The number of shares of Registrant's Common Stock outstanding on March 14, 1997 was 7,186,955.


                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of Registrant's definitive proxy statement for its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                                     PART I


ITEM 1 -  BUSINESS
          --------

GENERAL

     Safety 1st, Inc. (the "Company") is a leading developer, marketer and distributor of child care products. The Company believes that it has increased consumer awareness of child safety issues and that its flagship brand name, Safety 1st(R), is closely associated with child safety among consumers. The Company's first products--the original yellow and black, diamond shaped Baby on Board and Child on Board automobile window displays--provided the Company with national attention and distribution for its juvenile products. The Company has continually broadened its line of safety products from basic items, such as outlet plugs and drawer and cabinet locks, to safety gates, bed rails and balcony guards. The Company believes that it is currently the leading supplier of child safety products in the United States.

     By capitalizing on the strength of its Safety 1st brand name, the Company has expanded its product offerings into related areas. In 1987, the Company began its successful expansion into the child care, convenience and activity product areas and now sells items such as baby monitors, walker alternatives, bath seats, toddler cups, pacifiers, teethers, gates, potty trainers, booster seats, infant health care items, bath accessories and feeding products. In late 1993, the Company introduced a new line of home security products, which includes locks, bolts and latches for doors, windows and cabinets as well as electrical safety items, home automation products, carbon monoxide detectors and smoke detectors.

     The Company believes that sales within the juvenile products industry increased over the past several years because of the increased marketing efforts of juvenile products manufacturers combined with favorable demographic trends. The Company experienced rapid growth with net sales increasing from $7.7 million in 1989 to $103.2 million in 1995.

     By early 1996, the Company was distributing approximately 650 products to more than 3,700 customers. During the second quarter of the year, the Company recognized that its product offerings had proliferated to an unmanageable quantity, including products outside of its core competency. This product proliferation and continual expansion of the customer base had led to (i) additional complexity in all operational aspects of the business, (ii) a significant increase in the ongoing level of general and administrative expenses, and (iii) an increase in working capital requirements. As a result, during the second quarter, the Company began a review of its business strategy and took the first steps to refocus its business on its traditional core product lines, trade channels and customer base. The Company recorded charges of $13.8 million during the second quarter primarily related to valuation of assets affected by this strategic refocus.

     Subsequently, during the fourth quarter of 1996, management recognized that the initial attempts to refocus the Company and to simplify its business environment had been insufficient and determined that the focus of its products needed to be substantially narrower than had been previously estimated. The Company believed that to reduce the substantial financial risks associated with large scale introductions of new products, while achieving large scale benefits from simplification of its business practices, additional evaluation of the Company's products, customers and markets were necessary. As a result, during the fourth quarter the Company implemented a number of changes and recorded a pre-tax charge of $32.7 million associated with the redefinition of its business strategy. Among the steps taken, the Company (i) reduced 1996 juvenile product offerings from a maximum level during the year of approximately 400 to approximately 200 at year end, (ii) reduced 1996 home security product offerings from a maximum level during the year of approximately 250 to approximately 100 at year end, (iii) reduced the number of package assortment options available to a retailer for a given product, thereby reducing the number of stock keeping units (SKUs) from 2300 to 600 at the end of 1996, and (iv) increased minimum order quantity requirements from retailers.

     With the introduction of approximately 75 new products for sale in 1997, the Company currently distributes approximately 375 products to approximately 2,500 customers, the largest among them being Wal-Mart, Toys-R-Us, and Kmart. According to point of sale data compiled by an independent tracking firm, The NPD Group, Inc., in 1996 the Company gained or maintained leadership positions in virtually all of its core product categories, including child safety products, infant health products, potty seats, booster seats, bath tubs, bath accessories, nursery monitors, alternative walkers, and bath seats. The Company maintains its belief that continued development of new, innovative and high quality products within its range of core products which meet the Company's profitability standards, strong brand name recognition and commitment to customer service will continue to enhance its image as a leader in the juvenile products market and facilitate its continued growth in its core product areas and geographically in international markets.

     Except as expressly indicated or unless context otherwise requires, as used in this report, the "Company" means Safety 1st, Inc., a Massachusetts corporation organized in March, 1984, and its subsidiaries.

JUVENILE MARKET OVERVIEW

     The juvenile products industry has experienced significant growth in retail sales over the past decade as a result of a marketing driven expansion coupled with favorable demographic trends. In addition to child safety and child care, convenience and activity products, the juvenile products industry includes baby apparel, such as sleepware and bibs, and furniture, such as cribs and juvenile bedding items. The Company believes that much of the growth in sales of juvenile products has resulted from the introduction of new products and the increased marketing efforts of juvenile products manufacturers. The Company believes that the juvenile products industry will continue to grow and intends to continue capitalizing on the strength of its Safety 1st brand name through new product introductions.

     Despite a slight decrease in the annual birth rate in recent years, sales in the juvenile industry increased from approximately $1.5 billion in 1985 to approximately $3.97 billion in 1995, and it is estimated that industry sales will exceed $4.0 billion for 1996. The Company believes there are several demographic factors contributing to this growth. According to industry statistics, for example, first time parents are the largest group of purchasers of juvenile products, and have accounted for approximately 40% of total births over the past few years. The Company believes that today's first time parents are generally more aware of and place a greater emphasis on child safety. Studies also indicate that couples are marrying later in life, have higher disposable income per family due to more dual income households, and, consequently, are more willing to spend money on their children.


HOME SECURITY MARKET OVERVIEW


     The home security products industry is experiencing significant growth primarily as a result of heightened public concern with crime and home safety issues. Consequently, the residential home security market, currently estimated at $5.0 billion sales annually, is expected to grow between 30% and 50% throughout the 1990s, according to industry estimates. An adjunct to this growth is the expansion of the "do it yourself" home center chains that offer consumers less expensive options for making homes safe.

     While the Company still believes that the Home Security category represents opportunity for continued growth, its hardware product line was significantly affected by the product refocus of 1996. Although the Company reduced its product offering in this category by approximately 150 items, the Company believes that home security products are a natural extension of child safety products and, as a result, the company expects to continue to take advantage of consumer recognition of the Safety 1st brand name, the fragmented sources of supply in the industry, and many of the company's existing customer relationships, to explore future opportunities to expand its home security product line, but consistent with a focus on core products in this category.


BUSINESS STRATEGY


     MANAGED GROWTH. In 1996, the Company refocused on the basic strengths of its core business in order to better manage the rapid growth which the Company had experienced during the previous years. A strategic reduction in the number of product offerings, retaining the stronger performing, higher margin products, as well as the elimination of smaller customers, were the focal points of the Company's change in business strategy. The Company also hired an experienced President and Chief Operating Officer who has assumed the responsibility for redefinition of its business strategy and managing the financial and operational aspects of the business.

     The Company's objectives are: to enhance its reputation as a leading supplier of juvenile products while broadening its product offerings, to increase sales to existing customers and to expand its customer base domestically and internationally, consistent with managed growth philosophy and more stringent profitability objectives.

     CREATION OF NEW AND INNOVATIVE PRODUCTS. A key to the Company's success is its ability to develop and market high quality new products with innovative features at competitive prices that meet the Company's profitability standards. In addition to creating new products, the Company has in the past and will continue to enter into additional licensing agreements enabling the Company to use well-known trademarks on several lines of its juvenile products. Management believes that product innovations developed by the Company will continue to enhance the marketability of its products, as well as its status as an industry leader.

     EXPANSION OF MARKETS AND CUSTOMER BASE. The Company has continually expanded its child safety product line while also developing child care, convenience and activity products. This expansion has enabled the Company to broaden its customer base, from mass merchants and specialty retailers, to strategic, food and drug chains, hardware and home center chains, catalog showrooms, warehouse clubs and mail order catalogs. The expansion of the Company's product line has also enabled it to increase the retail space allocated to its products by its customers.

     The key elements of its product and marketing strategy include producing supplemental product categories that complement the capacity of the existing line; enhance category assortments with "good, better, best" product offerings; develop products on a global basis, and meet world wide standards to help ensure cross marketing opportunities.

     INTERNATIONAL EXPANSION. The Company continues to successfully increase its market base through expanding international channels of distribution. The Company sells products in over 55 countries worldwide either directly to house accounts or through exclusive or non-exclusive distributorships. In January, 1996, the Company completed the acquisition of EEZI Group Holdings Ltd., a privately owned company located in England and a manufacturer of child care products (now the Company's wholly-owned subsidiary, Safety 1st (Europe) Ltd.). Effective February, 1996, the Company assumed control over Orleans Juvenile Products, Inc., a privately owned Canadian corporation that was the Canadian distributor of Safety 1st products (now the Company's wholly-owned subsidiary operating under the name Safety 1st Canada). The transaction was completed on March 15, 1996. Also, in early 1996, the Company established the new position of Vice President of International Sales. The Company intends to continue its commitment to developing a strong market presence internationally.

     BRAND NAME RECOGNITION. The Company's strong brand name recognition is a competitive advantage which has facilitated its expansion into new markets. The Company believes that it was the first marketer of child safety products, and more recently of home security products, to use four color photography as part of its product packaging for blister cards. Management believes that the Company's blue and yellow graphic packaging, and photography, which depicts actual use of the product, has contributed to strong brand awareness at the consumer level, stimulated juvenile product market growth and product sales, and enhanced the perception of the Company as a juvenile products industry innovator and leader. In 1996, the Company began redesigning product packaging, incorporating bilingual text and a fresh, updated use of the Company's traditional blue and yellow colors.

     COMMITMENT TO SERVING CUSTOMER NEEDS. The Company is committed to responding quickly and efficiently to its customers' needs. The Company utilizes an advanced electronic data interchange system, which permits customers to place orders directly through computerized telecommunications. Management has instilled at every level of its staff the philosophy that satisfying the needs of the customer is critical to the continued success of the Company.

PRODUCTS

     The Company develops and markets high quality, competitively priced child safety and child care, convenience and activity products that are characterized by innovative features and colorful designs. The Company's broad line of juvenile products are designed to enhance the safety of, or to be used by, newborns to children five years of age. In late 1993, the Company introduced a line of home security products for sale in 1994, designed to help keep the entire family more secure at home.

     Initially, the Company was a vendor of small products packaged in blister packs (i.e., transparent plastic). Because of their small size, large quantities of blister pack products are usually stocked by retailers in peg board shelving areas. Beginning in 1990, the Company continued the expansion of its product line by introducing bulk products (i.e., larger products requiring packaging in boxes), such as the swivel bath seat and the potty seat. Because of their size and packaging, bulk products require significantly greater shelf space for marketing by retailers.

     By early 1996, the Company's product line had exceeded 650 products. As a result, after an extensive profitability analysis of each product, the Company initiated a program to rationalize its product offerings and to discontinue products that did not meet certain sales, quality, inventory turn and profitability objectives. The Company made a strategic decision to discontinue approximately 350 products. The Company's blister pack products range in retail price from $.99 to $14.99, and its bulk products range in retail price from $7.99 to $199.99.

     The Company strives to create a range of product price points for its product categories. For many peg and bulk product categories the Company enters, it develops an innovative assortment of products to offer its customers a choice of different features and price points. For example, in 1993 the Company developed its first electronic product, the Musical Sight `N Sound(TM) Nursery Monitor, which features a musical chip that automatically plays Brahms' Lullaby when the baby cries; an auto sensor night light; and LED light display to show the level of a baby's sounds. Since then the Company has added 5 variations in this product category, including the Day `N Night(TM) TV Monitor System, with a 5 1/2" screen, to enable parents to watch their baby from another room.

    The following table sets forth the amounts and percentages of the Company's net sales for the three years ended December 31:


                                   1996                1995                 1994
                              Net                  Net                  Net
                             Sales     Percent    Sales    Percent     Sales     Percent
                             -----     -------    -----    -------     -----    --------

                                             (dollars in thousands)
   Child Safety Products   $ 27,170      25.7%   $31,527     30.5%    $20,478    29.2%

   Child Care, Convenience
   and Activity Products     70,164      66.3     64,201     62.2      48,960    69.8

   Home Security Products     8,418       8.0      7,490      7.3         728     1.0
                           --------     -----    -------    -----     -------   -----
   Total Net Sales         $105,752     100.0%   103,218    100.0%    $70,166   100.0%
                           ========     =====    =======    =====     =======   =====
JUVENILE PRODUCTS

    Child Safety Products

     The Company's safety-related products consist of a broad line of items designed to enhance the safety of children at home and while traveling. The Company's first products, introduced in 1984, were the original yellow and black, diamond shaped Baby on Board and Child on Board automobile window displays. Although a limited number of child safety items, such as outlet plugs, cabinet latches and wooden safety gates, existed prior to 1984, there was no developed child safety category within the juvenile market. The introduction of the child and baby automobile display signs helped develop consumer awareness of the need for child safety and stimulated the significant growth of the child safety product market to the point where the concept of "child proofing" one's home or surroundings is a concept recognized by parents today.

     The Company markets an extensive line of home safety products, including kitchen safety items, such as drawer and cabinet latches, stove knob covers, stove guards, and oven and refrigerator door locks; electricity-related safety items, such as outlet plugs and switch locks; bathroom safety items, such as toilet lid locks, inflatable bathtub spout and knob covers and toilet seat covers; and other home safety items, such as balcony guards, smoke and fire alarms, window locks and door stops.

     The Company also markets a broad line of travel related safety items, including sun-screens for automobiles, safety harnesses, stroller weather shields, back seat baby mirrors and car seat neck supporters. In addition, the Company packages and sells multiple home and travel safety items in kits.

    Child Care, Convenience and Activity Products

     In 1987, the Company decided to build on its success in the child safety products market and, with the introduction of the Sof 'Key(TM) teether, expanded into the development and marketing of child care, convenience and activity products. The Company has since added other teething related items, including its Sportsifier(R) pacifiers, its Teethersaurous(R) (dinosaur shaped teethers) and water teethers; feeding and drinking related items, including nurser bottles, juice cups, spill proof travel cups, and its Sip 'N Go(R) juice box holders; and general convenience accessory products including car and toy bags, pacifier holders, bath cushions for newborns, swivel bath seats for older infants, high chair mats, booster seats, and bathroom accessories such as bathtub toys and potty seats.

     The Company's health and hygiene products include baby thermometers, a fever pacifier (with temperature indicator), a small object tester, medicine droppers and spoons and baby nail scissors.

    NEW PRODUCT INTRODUCTIONS

Juvenile Products

     The Company began shipping approximately 70 new juvenile products for sale in 1996, including the Day `N Night TV monitor, 2 in 1 Infant/Toddler tub, Odor-less Diaper Pail, Squeeze `N Go security gate, Soft & Secure portable bed rail, and the Rock `N Fun alternative walker. Each of these new products is either patented or has a patent pending.

     In the fall of 1996, the Company introduced an additional 75 new juvenile products for sale in 1997. This new assortment includes the Bouncing Buggy alternative walker, Fold-Up/Travel Bouncer, six Security Gates, and an assortment of additional safety, feeding/teething, healthcare, playtime and bath accessories.

     The Company currently markets approximately 20 products utilizing the Disney Babies(R) and Mickey's Stuff for Kids(R) trademarks under its licensing agreement with The Walt Disney Company. The most recent introductions include an assortment of Mickey's Stuff for Kids feeding items, and Disney Babies bath and playtime accessories.

Home Security Products

     In late 1993, the Company introduced a line of home security products to expand its product mix and increase sales to its existing customers. The Company's home security products include door items, such as entry viewers, door locks and bolts; window security items, such as window locks and stops; drawer locks, latches and lid supports; and electrical safety items such as an auto-sensor night light.

     The Company's home security products, most of which are packaged in blister packs, range in retail price from $.99 to $199. Home security products are distributed at hardware and home center chains, such as Home Depot and Lowe's and at mass merchant hardware departments, such as Wal-Mart and Target. The Company currently sells approximately 115 home security products.

     The home security category was significantly affected by the change of business strategy of the Company and the SKU reduction program in 1996. While the Company believes that this is an important market, it is currently reevaluating its position in some segments of the home security category, including carbon monoxide detectors.

Product Design and Development

During the past several years, the Company has introduced the following quantities of new products:


     NEW PRODUCTS         PEG
 INTRODUCED FOR SALE   PRODUCTS    BULK PRODUCTS    HOME SECURITY       TOTAL
        IN:
-------------------------------------------------------------------------------
1993                      53             4                0         57
1994                      56             8               54        118
1995                      52            11               62        125
1996                      67            10               97        174
1997                      60            14                5         79


     Although the Company continues to believe that a key component of its future success is its ability to develop and bring to market new products with innovative features at competitive prices, as part of the Company's refocus on its core business strengths in peg products, and in recognition of the added risk involved in the introduction of bulk products (due to the high development costs), the Company plans to reduce its new product offerings for sale in 1998. The Company estimates that in 1997 it will introduce a total of approximately 60 new products for sale in 1998, consisting of approximately 45 peg products, 5 bulk products and 10 home security products. The Company believes that the introduction of these new products should enable it to achieve its growth objectives on a sustained basis, by enabling management to focus its energies on its core strengths which will enable the Company to increase sales with fewer products.

     Almost all of the Company's juvenile products are conceived and developed by the Company's internal product development group, which is comprised by the marketing, industrial design, development and engineering departments. The goal of this team approach is to create new and improved products and develop useful innovations to products currently on the market. Once the marketing department researches a category and completes competitive analysis, product ideas are developed and rough sketches are produced by industrial design, and management determines the appropriate price point for that product. The decision to manufacture a product is made only after analysis and determination by the Company's management that a high quality product can be engineered and produced on a cost effective basis while meeting the minimum return on investment objectives.

     The company utilizes a sophisticated CAD (Computer Aided Design) system in its engineering process. The company believes this is a valuable resource not widely used in the juvenile industry. The technology enables the company to produce one of a kind "proving models" prior to cutting steel on expensive molds. These models are functioning samples, and unlike standard prototypes, provide the product design engineers with the opportunity to test the integrity of the product and make necessary adjustments before production, substantially decreasing lead time and reduces product time to market. Prototype samples are also used to establish packaging parameters early in the development cycle. Final engineering specifications are prepared and sent to third party manufacturers where molds are built for final production.

     Substantially all of the Company's new juvenile products are introduced at the Juvenile Products Manufacturer's Association trade show in the fall. Similarly, most of the company's new home security products are introduced at the National Hardware Show in the summer. New products are generally available for sale during the first quarter of the following year.

SALES AND MARKETING

     During 1996, the Company sold its products to approximately 2,500 customers worldwide. Previously, the Company sold to 3,700 customers. The difference in the number of customers can be accounted for by a combination of a tough retail environment forcing some small retailers to go out of business, and an increase by the Company in its minimum order requirements (an element of its 1996 business refocus) which eliminated many smaller accounts. The Company's largest customers are mass merchants, such as Wal-Mart, Toys-R-Us and Kmart. The
Company also sells to food and drug chains, such as Rite Aid and Kroger; hardware and home center chains, such as Home Depot and Lowe's; catalog showrooms, such as Service Merchandise; warehouse clubs including BJ's; mail order catalogs such as Perfectly Safe; and specialty retailers.

     During 1996, approximately 21.6%, 13.0%, and 7.4% of the Company's net sales were to Wal-Mart, Toys-R-Us and Kmart respectively. No other customer of the Company accounted for more than 5% of the Company's net sales during 1996.

     The Company's products are sold in the United States through the Company's internal sales and marketing staff and a network of approximately 50 independent sales organizations paid on a commission basis. Independent sales representatives are supervised by the Company's sales staff. The Company is responsible for training the sales representatives and updating them with respect to new products, special promotions and merchandising displays. The Company's internal sales staff is also responsible for monitoring customer satisfaction and is involved in every phase of the selling process with major customers. The Company's employees and its independent sales representatives attend numerous trade shows to further its marketing efforts.

     The Company exports its juvenile products to approximately 55 countries worldwide, including Canada, the United Kingdom, France and Australia. Foreign sales were approximately $21.2 million, $14.2 million, and $9.0 million in 1996, 1995 and 1994, respectively, accounting for 20.0%, 13.8%, and 12.8% of net sales in each of such years.

     The establishment of Safety 1st Europe will further help increase the Company's presence in the European market and will enable the Company to cross-sell all applicable products designed and developed in the United States and the United Kingdom. The Company believes that its Safety 1st Europe subsidiary will have strong distribution capability. For example, in 1996, Safety 1st Europe, began a private label program with MotherCare, one of the largest retailers in the U.K. The program includes nine products that the Company produces for MotherCare and packages under the MotherCare brand name. The private label program is in addition to the products MotherCare purchases from the Company under the Safety 1st brand name.

     In addition, the Company is in the process of establishing distributors for Germany, France, and Japan and has secured new business with Carrefour, one of the leading hyper-markets in France. In conjunction with its anticipated new distributors in France and Germany, the Company plans to discontinue use of public warehouse facilities in Rotterdam.

     The Company believes that its colorful and graphic packaging has significantly contributed to strong brand awareness among consumers. In 1995 the Company developed a new contemporary look for its bulk packaging. The successful response of the new bulk packaging prompted the Company in 1996 to incorporate the new design in its entire juvenile line for 1997. The new look incorporates the success of the Company's blue and yellow trade mark with four color graphics, and adds a more contemporary style with Spanish/English text to give the products a broader reach to the customer.

     The Company also focuses its efforts on increasing public awareness of the importance of child safety. In 1990, the Company engaged noted child safety expert and author Vicki Lansky to write the book, CHILD PROOF YOUR HOME: A Comprehensive Child Safety Guide. The Company believes that the publication and distribution of this book has helped to develop awareness of child safety issues and will continue to promote the Company's reputation as a leader and expert in child safety. The Company also sponsors child safety awareness programs and other community events. In addition, the Company advertises its juvenile product line in trade magazines, such as Juvenile Merchandising and Small World. The Company advertises its home security line in National Home Center News and Discount Merchandiser and Home Improvement Executive.

SOURCES OF SUPPLY

     Manufacturing is performed to the Company's specifications by manufacturers located in China, Taiwan, Thailand, Korea, Japan, Mexico, the United States and the United Kingdom. In 1996, the company derived approximately 61% of its sales from products manufactured in the far east, mainly in China and Taiwan. Because of substantially higher costs in shipping larger products, the Company manufactures a greater percentage of its bulk products in the United States rather than in the Far East. Neither the Company nor its subsidiaries owns or operates its own manufacturing facilities.

        Company employees regularly visit suppliers to supervise the manufacture of products and to ensure timely delivery and compliance with Company manufacturing specifications. The Company engages independent testing laboratories in the United States and in the Far East to perform quality control tests of products prior to shipment.

     Except for certain purchases by Safety 1st Europe, all purchases by the Company are in U.S. dollars. The Company's suppliers generally ship goods on the basis of open credit terms or payment upon the acceptance of goods by the Company. To a lesser extent, some suppliers require shipment against letters of credit. Goods produced in the Far East are generally transported to the United States by ship and then trucked to the Company's warehouse facilities or in certain instances are shipped directly to foreign and United States customers. Goods produced domestically are typically shipped to the Company's warehouse facilities, although on occasion, domestically produced goods are transported directly to customers. Prior to shipment, the Company has products tested for quality at the supplier's factory or at independent local laboratories. Upon delivery of goods to the Company's warehouse and distribution facilities, the Company conducts quality control tests on a spot basis. The Company bears the risk of loss while the goods are in transit from its suppliers, but, in the opinion of Company management, the Company carries adequate insurance to protect it from this risk.

     During 1996, the Company purchased approximately 20.9%, 12.1%, 6.6%, 6.5%, and 5.7%, respectively, of its products from five manufacturers located in China and the United States. In early 1997 the Company entered into a three year agreement with Wiltec Industries, Ltd. ("Wiltec") whose manufacturing facilities are located in China, under which the Company has committed to place minimum order levels in exchange for a more favorable pricing arrangement. With the exception of the Wiltec agreement, the Company is not a party to any long-term contractual arrangements with any specific manufacturer and often uses more than one manufacturer to produce a single product with duplicate molds. The Company currently owns substantially all tools and molds used by its suppliers to produce its products.

     Foreign manufacturing is subject to a number of risks, including transportation delays and interruptions, political and economic disruptions, the imposition of tariffs, quotas and other import or export controls, currency fluctuations and changes in governmental policies. From time to time, the United States Congress has attempted to impose additional restrictions on trade with China. Enactment of legislation or the imposition of restrictive regulations conditioning or revoking China's "most favored nation" ("MFN") trading status or other trade sanctions could have a material adverse effect upon the Company's business because products originating from China could be subjected to substantially higher rates of duty. Due to continuing uncertainties over China's MFN status, the Company continues to explore alternative manufacturing sources located outside of China. Because the Company relies on foreign manufacturers, the Company is required to order products further in advance of customer orders than would generally be the case if such products were manufactured domestically.

     The principal raw materials and supplies used in the production and sale of the Company's juvenile products are plastics, paper products and electronic components. The principal raw materials and supplies used in the production and sale of the Company's home security products are comprised of steel and brass and are primarily packaged in blister/peg packaging. Raw materials are purchased by the manufacturers who deliver completed products to the Company. The Company believes that an adequate supply of the raw materials and supplies used in the manufacture of its products is readily available from existing and alternative sources and at reasonable prices.


DISTRIBUTION

     North American product distribution is centralized at the Company's warehouse facility located in North Londonderry, New Hampshire. The acquisition of Orleans Juvenile Products has provided the Company with an additional distribution facility in Montreal, Canada; product is shipped to this location direct from the Far East, direct from U.S. suppliers, and when necessary, from the Londonderry warehouse facility for distribution throughout Canada. Upon arrival at the New Hampshire or Montreal, the goods are inspected, spot tested for quality, stocked and, if necessary, repackaged for reshipment to the Company's customers. The goods are delivered to the Company's customers by independent shippers or customer carriers. Safety 1st Europe engages the services of third party distribution facility in the United Kingdom to assemble, stock and distribute products to United Kingdom customers.

     During 1996, the Company began the process of implementing a new enterprise-wide business management computer system, which it believes will enhance productivity, lower operating costs, facilitate financial controls and credit verification and improve customer service. Customers typically seek to maximize sales turnover and minimize inventory costs and, consequently, require quick response and sometimes 24 hour turn-around of orders. The system will improve the Company's ability to determine the status of each order within the shipping process and permit the Company to process orders quickly, respond to customer inquiries and adjust shipping schedules to meet customer requirements.

     The Company maintains sufficient inventory to enable it to meet customer requirements and minimize out of stock occurrences. As an additional service to its customers, the Company frequently pre-tickets and bar codes its products in accordance with customer specifications.

BACKLOG

     A significant portion of the Company's orders are short-term purchase orders from customers that place orders on an as-needed basis. As the Company's sales have increased, the amount of unfilled orders at any time has not been indicative of future sales. As a result, the Company does not believe that the amount of its unfilled customer orders at any time is meaningful.

COMPETITION

     The juvenile products and home security industries are highly competitive and include numerous domestic and foreign competitors, some of which are substantially larger and have greater financial and other resources than the Company. The Company competes on the basis of product innovations, brand name recognition, price, quality, customer service and breadth of product line.

TRADEMARKS AND PATENTS

     The Company owns the registered trademark "Safety 1st", which is its primary trademark. The Company believes that consumer recognition of such trademark has contributed to the Company's success. The Company uses a number of additional trademarks, some of which are registered with the United States Patent and Trademark office and in other nations in which it sells its products. A significant number of products incorporate patented devices or designs. The Company aggressively protects its patent and trademark rights.

GOVERNMENT REGULATION

     In the United States the Company is subject to the provisions of, among other laws, the Federal Consumer Product Safety Act and the Federal Hazardous Substance Act (the "Acts"), which empower the Consumer Product Safety Commission (the "CPSC") to require the repair, replacement or refund of the purchase price of products that present a substantial risk of injury to the public, and in the event the CPSC finds that no feasible consumer product safety standard under the Acts would adequately protect the public, to order such product banned. The CPSC may also issue civil and criminal penalties for knowing violations of the Acts. Any such determination by the CPSC is subject to court review. The Company is also subject to regulations of the Federal Communications Commission (the "FCC") in connection with its audio and video monitors. The Company maintains a quality control program with its manufacturers and engages special legal counsel to facilitate compliance with applicable product safety laws and the regulations of the CPSC and FCC. Similar laws exist in some states and cities in the United States and in many jurisdictions throughout the world, and may affect the ability of the Company to market its products in such jurisdictions.

The Company believes that it is in material compliance with all applicable federal and state laws and regulations.

Employees

     As of March 14, 1997, the Company had a total of 203 full-time employees, of which 178 were based in the United States, 16 were based in Canada, and 9 were based in Europe. Of the Company's 203 full-time employees, 9 were employed in executive capacities, 42 in sales, marketing, and product development, 87 in distribution and operations, and 42 in financial, administrative, and clerical capacities. The Company also employed 22 part-time employees in a clerical position. The Company utilizes a temporary labor force to a large degree to assist in the operation of its North Londonderry, New Hampshire warehouse facility. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be satisfactory.


ITEM 2  -  PROPERTIES
           ----------
     The Company's principal executive offices are located in Chestnut Hill, Massachusetts, where the Company occupies approximately 30,000 square feet of space as a tenant at will, since the expiration of its lease on December 31, 1996. The current annual rent is approximately $420,000 per year.

     The Company maintains warehouse and distribution facilities in leased premises located in North Londonderry, New Hampshire, containing approximately 240,000 square feet of warehouse and distribution space. The facility is leased pursuant to a lease for a ten year term expiring January 2005, at an annual rent of approximately $845,000 per year plus real estate taxes and other operating costs. The Company has an option to extend this lease for an additional ten year period at an annual rent of approximately $1,095,000 per year. The Company also has the right to terminate the lease prior to expiration by giving six months prior notice and (in the case of a termination during the initial ten year term) paying a termination payment.

     The Company maintains warehouse facilities in leased premises located in Salem, NH containing approximately 50,000 square feet. The facility is leased pursuant to a two year lease expiring in May, 1998. The annual rent is approximately $150,000 plus taxes and utilities. The Company intends to vacate the Salem facility on or before expiration of the lease.

     The Company occupies a 50,000 square foot sales office and warehouse facility in Montreal, Canada and a sales office and a warehouse facility at separate locations in England. The Company also maintains a show room in Bentonville, Arkansas.


     The Company also uses a public warehouse located in Fareham, Hants, England.

     The Company believes that its leased properties are in good condition and adequate for its needs.

ITEM 3  -  LEGAL PROCEEDINGS
           -----------------
     In August 1995, and action was commenced in the United States District Court for the District of Massachusetts against the Company and three of its officers by Sandra Esner, on behalf of herself and all other similarly situated, who purchased stock of the Company between February 8, 1995, and April 5, 1995. The Complaint alleged that the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose in a timely manner the adverse effects concerning the Company's results for the first quarter of fiscal 1995. The Plaintiff sought monetary damages in an unspecified amount. The parties settled this action and, on January 29, 1997, the Company obtained a final judgment and order of dismissal with prejudice of class action from the court. The amount of payment required to be made by the Company pursuant to the settlement was not material.
Although the Company believes that it had meritorious defenses to the action and continues to disclaim any wrongdoing, it believes that the settlement was in the best interests of the Company and its Stockholders.

        In June, 1996, the Company made a Prior Disclosure to the United States Customs Service in Boston regarding undeclared production "assists" that the Company provided to various Far East manufacturers between 1991 and 1996. The Company's management believes the assessment by the Customs Service in this matter will be approximately $400,000, which amount has been provided for in the Consolidated Financial Statements.

     The CPSC is conducting an inquiry with respect to allegations that the Company untimely reported problems with its #177 bed rail. The Company's management does not believe the outcome of the bed rail inquiry will have a materially adverse effect on its operations or financial condition.

     The Company encounters personal injury litigation related to its products in the ordinary course of business. The Company maintains product liability insurance in amounts deemed adequate by management. The Company believes that there are no claims or litigation pending, the outcome of which could have a material adverse effect on the financial position of the Company.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
           ---------------------------------------------------

     No matters were submitted to a vote of the Company's security-holders during the last quarter for the year ended December 31, 1996.

                                     PART II


ITEM 5  --  MARKET FOR THE REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS
            ------------------------------------------

     The Common Stock is quoted on The Nasdaq Stock Market's National Market (the "Nasdaq National Market") under the symbol "SAFT". The following table sets forth the high and low sales prices for the Common Stock for the periods indicated as reported by the Nasdaq National Market.

                                                         High        Low
                                                         ----        ---
1995:
    First Quarter..................................      $29.50    $21.00
    Second Quarter.................................       26.00     14.38
    Third Quarter..................................       21.56     16.75
    Fourth Quarter.................................       20.75     13.50

1996:
    First Quarter..................................      $15.25    $11.75
    Second Quarter.................................       17.25      7.50
    Third Quarter..................................       11.25      6.38
    Fourth Quarter.................................       13.00      8.50

     On March 14, 1997, the last reported sales price as quoted on the Nasdaq National Market was $6.75 per share. As of March 14, 1997, the Company's Common Stock was held by approximately 3,600 stockholders of record or through nominees or street name accounts with brokers.

     The Company does not anticipate declaring or paying any cash dividends or other distributions on its Common Stock in the foreseeable future. It is the current policy of the Company's Board of Directors to retain any earnings to finance the operations and expansion of the Company's business. The declaration of and payment of any cash dividends in the future will depend upon the Company's earnings, financial condition, capital needs, and on other factors deemed relevant by the Board of Directors.

     On October 18, 1996, the Company issued warrants for the purchase, in the aggregate, of 50,000 shares of the Company's common stock. The warrants were issued to Fleet National Bank, granting the right to purchase 25,000 shares, to the First National Bank of Boston, granting the right to purchase 15,000 shares, and to USTrust, granting the right to purchase 10,000 shares. The warrants were sold otherwise than for cash as part of the consideration for the Company's lenders agreeing to restructure the Company's credit facility and were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. Each warrant was exercisable through October 18, 2003, or otherwise as provided in the warrant, at the exercise price of $10.00 per share. All of the warrants were cancelled effective December 31, 1996 in exchange for $250,000 in connection with a refinancing of the Company's credit facility that closed as of January 31, 1997.

ITEM 6 --  SELECTED FINANCIAL DATA
           -----------------------
     The following selected financial data as of and for the three year period ended December 31, 1996, have been derived from the Company's financial statements appearing elsewhere in this Report which have been audited by Grant Thornton LLP, independent certified public accountants. The selected financial data for the years ended and at December 31, 1993 and 1992, except for the supplemental pro forma income statement data for 1992, is derived from the Company's financial statements, which have been audited by Grant Thornton LLP, independent certified public accountants. The selected financial data should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.


                                                              (in thousands, except per share amounts)

                                                                      YEARS ENDED DECEMBER 31,
                                             ---------------------------------------------------------------------------------

                                                1996          1995           1994          1993                  1992
                                                ----          ----           ----          ----       ------------------------
                                                                                                                  Supplemental
                                                                                                       Actual     ProForma (4)
Income Statement Data (1):
    Net sales........................        $105,752       $103,218       $70,166        $43,030     $28,523       $28,523
    Cost of sales....................          88,979         68,673        41,959         24,746      15,467        15,467
    Gross profit.....................          16,773         34,545        28,207         18,284      13,056        13,056
    Selling, general and
      administrative expenses........          54,385         28,320        17,449         11,085      12,444         9,069
    Impairment of long-lived assets..          11,596             --            --             --          --            --
    Operating (loss) income (2)......         (49,208)         6,225        10,758          7,198         612         3,987
    Other expense (income) -- net....           4,100          1,065          (111)           140         588           182
    (Loss) income before income
      taxes..........................         (53,308)         5,160        10,869          7,058          25         3,805
    Net (loss) income (Pro forma
      years ended prior to 1994) (3).         (44,849)         3,200         6,583          4,216          13         2,271
    Net (loss) income per share
      (Pro forma years ended prior
      to 1994).......................           (6.27)           .45           .95            .71          --           .44
    Weighted average common
      Shares outstanding.............           7,157          7,132         6,957          5,978       5,000         5,161(5)


                                                                          Years Ended December 31.
                                                 ----------------------------------------------------------------
                                                     1996             1995         1994        1993         1992
                                                     ----             ----         ----        ----         ----
Balance Sheet Data:
    Working capital (deficit).............        $(25,080)          $21,483      $28,124     $13,252      $ (470)
    Total assets..........................          71,277            86,319       52,314      24,496       8,824
    Short-term bank debt..................          36,653            25,390           --          --         605
    Notes payable.........................           1,920                --           --          --       1,325
    Stockholders' equity..................           2,078            46,019       41,848      18,137         621


(Footnotes for preceding page)

---------------

(1) The Company operated as an S Corporation from March 1, 1988 through April 20, 1993, and as a result its income during such period for federal income tax purposes was passed through to its stockholders. Accordingly, the historical financial statements for such period do not include a provision for federal income taxes.

(2) Operating income includes a deduction for bonus compensation paid to the Company's three executive officers in the amount of $3,225,000 for the year ended December 31, 1992.

(3) Pro forma net income gives effect to the application of a provision for income taxes that would have been required had the Company been taxed as a C Corporation from January 1, 1992 through April 20, 1993. See Note 8 of Notes to Financial Statements.

(4)  Supplemental pro forma income statement data for 1992 has been calculated
     (i) as if the employment agreements with the Company's three executive officers, aggregating $545,000 in annual base salary, were in effect on January 1, 1992 and the compensation paid to them during 1992 was as provided for in such agreements instead of the actual compensation expense which aggregated $3,919,000 (a reduction in compensation expense of $3,374,000), (ii) assuming the elimination of interest expense of $355,000 and $51,000 on debt outstanding during 1992 to executive officers and a bank, respectively, as if such debt had been repaid on January 1, 1992 and replaced by equity financing on such date and (iii) assuming a provision for income taxes of $1,534,000 that would have been required had the Company been taxed as a C Corporation and excluding the impact of SFAS No. 109 "Accounting for Income Taxes."

(5) Supplemental pro forma weighted average common shares outstanding used in the calculation of the supplemental pro forma net income per share is equal to the 5,000,000 shares outstanding plus the estimated number of shares (161,000 shares) required to be sold in the Company's initial public offering to repay the outstanding debt at December 31, 1992 to certain executive officers of the Company ($1,325,000) and to a bank ($605,000).

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ----------------------------------------------

Statement of Forward-Looking Information:

     Statements in this report, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include known and unknown risks which may cause the Company's actual results in future periods to differ materially from expected results. Therefore, no assurances can be given that the results in such forward-looking statements will be achieved. Important factors that could cause the Company's actual results to differ from those contained in such forward-looking statements include, among others, those factors set forth in
Exhibit 99 to this report.

OVERVIEW

     The Company believes that its growth has resulted primarily from the successful introduction of new products, the expansion of its customer base and increased sales to its existing customers. In 1987, the Company expanded its product line from child safety products to include child care, convenience and activity items. Some of the products that the Company in recent years added are bulk items (i.e., larger products requiring packaging in boxes) that have significantly higher unit prices but provide lower gross margins than the Company's other products, which are generally smaller products packaged in blister packs (i.e. transparent plastic). In 1993, the Company introduced a new line of home security products.

     By early 1996, the Company was distributing approximately 650 products to more than 3,700 customers. During the second quarter of the year, the Company recognized that its product offerings had proliferated to an unmanageable quantity including products outside of its core competency. This product proliferation and continual expansion of the customer base had led to (i) additional complexity in all operational aspects of the business, (ii) a significant increase in the ongoing level of general and administrative expenses, and (iii) an increase in working capital requirements. As a result, during the second quarter, the Company began a review of its business strategy and took the first steps to refocus its business on its traditional core product lines, trade channels and customer base. The Company recorded charges of $13.8 million during the second quarter primarily related to valuation of assets affected by this strategic refocus.

     Subsequently, during the fourth quarter of 1996, management recognized that the initial attempts to refocus the Company and to simplify its business environment had been insufficient and determined that the focus of its products needed to be substantially narrower than had been previously estimated. The Company believed that to reduce the substantial financial risks associated with large scale introductions of new products, while achieving large scale benefits from simplification of its business practices, additional evaluation of the Company's products, customers and markets were necessary. As a result, during the fourth quarter the Company implemented a number of changes and recorded a pre-tax charge of $32.7 million associated with the redefinition of its business strategy. Among the steps taken, the Company (i) reduced 1996 juvenile product offerings from a maximum level during the year of approximately 400 to approximately 200 at year end, (ii) reduced 1996 home security product offerings from a maximum level during the year of approximately 250 to approximately 100 at year end, (iii) reduced the number of package assortment options available to a retailer for a given product, thereby reducing the number of stock keeping units (SKUs) from 2300 to 600 at the end of 1996, and (iv) increased minimum order quantity requirements from retailers.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:


                                                     1996      1995    1994
                                                     ----      ----    ----
INCOME STATEMENT DATA:
     Net sales....................................  105,752   103,218   70,166
     Cost of sales................................   88,979    68,673   41,959
     Gross profit.................................   16,733    34,545   28,207
     Selling, general and administrative
     expenses.....................................   54,385    28,320   17,449
     Impairment of long-lived assets..............   11,596        --       --
     Operating (loss) income......................  <49,208>    6,225   10,758

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Net sales were $105.8 million in 1996, an increase of $2.5 million, or 2.5%, over net sales in 1995. This increase was primarily due to net sales of new products in the amount of approximately $33.0 million and increases in international sales of $7.1 million resulting from the acquisitions of two international subsidiaries and the expansion into additional international markets, and offset by a decrease (erosion) in 1996 net revenue of $29.9 million, or 29%, from sales of existing product. Certain of the Company's products experienced an unusually high rate of returns. Net sales were affected by returns and defective product of approximately $7.7 million, or 248% over 1995 levels. In addition, during the fourth quarter of 1996, the Company recorded accruals relating to returns and defective products, customer credits and other transactions in the amount of $5.6 million, which affected net sales as compared to 1995 net sales. The Company also recorded a charge of $1.0 million with respect to similar items in previous quarters.

     Gross profit decreased from $34.5 million, or 33.5% of net sales, in 1995 to $16.8 million, or 15.9% of net sales, in 1996, a decrease of $17.7 million. This decrease was largely a result of the Company's inventory reduction plan during 1996. The Company's charges to cost of sales included approximately $14.3 million related to discontinued products, inventory reserves, reduction of capitalized overhead, and other inventory related matters; approximately $1.4 million primarily related to the reduction of vendor credits; and approximately $2.2 million of increases related to the acquisitions of two international subsidiaries. Included in the $15.7 million cost of sales charges as described above are fourth quarter charges of approximately $9.4 million.

    During 1996, the Company sold certain discontinued products at cost or below cost which further impacted 1996 net sales and gross profit as compared to 1995.

     Selling, general and administrative (SG&A) expenses increased to $54.4 million in 1996 from $28.3 million in 1995, an increase of $26.1 million. The increase was partly attributable to charges of approximately $13.0 million; which resulted primarily from the Company's streamlining efforts and the shifting of its resources back to its core business. Those charges include $6.0 million in reserves for customer credits on accounts receivable, primarily related to advertising and promotional allowances, $1.0 million primarily related to lease termination fees and severance costs; $3.5 million related to the write-off of certain other assets and increased accruals for product related reserves; $0.7 million in charges for non-employee stock compensation expense under SFAS 123; $0.7 million of costs associated with the Company's debt refinancing; and $0.7 million in purchase adjustments related to the acquisition of the Company's Canadian and U.K. subsidiaries.

     The remaining $13.1 million of the increase in SG&A expenses include
$4.0 million SG&A expenses of the two international subsidiaries; $7.0 million increase in payroll and payroll related costs associated with the continued building of Company infrastructure and increased reliance on temporary help; $1.9 million in professional fees associated with assisting management in legal matters, product matters, integrating the Company's two new acquisitions and in meeting the needs of a more complex business; $1.2 million for increased occupancy and maintenance costs, primarily for expanded distribution capacity; and $1.1 million increased research and product development costs. The increases were offset by a $2.1 million decrease in other SG&A expenses.

The Company believes that the decisions made in 1996 relative to product redefinition, SKU reduction and information systems upgrading will result in a less complex, less costly and more streamlined and efficient business operation. However there can be no assurance that the Company will be successful in achieving the above objectives.

     During 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Primarily as a result of the Company's change in strategy, the Company recorded an impairment loss of $11.6 million in accordance with SFAS 121 for those long-lived assets such as molds and tools, molds in process and patents. The amount of the impairment loss is the excess of the carrying amount of the impaired assets over the fair value of the assets.

     Operating loss for 1996 was $49.2 million versus operating income for 1995 of $6.2 million, a decrease of $55.4, due to the above factors.

     Interest expense increased from $1.1 million during 1995 to $4.1 million during 1996 due to additional borrowings under the revolving credit facility as well as the inclusion of $0.9 million of deferred financing costs incurred during 1996 in connection with the restructuring of the credit facility.

     The Company recorded an income tax benefit of $8.5 million in 1996 versus an income tax provision of $2.0 million in 1995. The income tax benefit primarily relates to tax refunds resulting from net operating loss carryback claims and the recognition of certain net operating loss carryforwards.

The Company had deferred tax assets arising from net operating loss carryforwards and deductible temporary differences of $14.4 million before a valuation allowance of $10.3 million and offset against deferred tax liabilities of $1.9 million. Realization of approximately $2.2 million of the asset is dependent on the Company's ability to generate approximately $6.5 million of taxable income in the carryforward period. Management believes that as a result of the strategic changes discussed above it is more likely than not that the asset will be realized. However, there can be no assurance that the Company will meet its expectations of future income. As a result, the amount of the deferred tax assets considered realizable could be reduced in the near and long term if estimates of future income are reduced. Such an occurrence could materially adversely affect the Company's financial position and results of operations. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for a valuation allowance.

     Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     Net sales were $103.2 million in 1995, an increase of $33.0 million, or 47.1%, over net sales in 1994. This increase was primarily due to net sales of new products in the amount of $38.1 million, and continued successful increases in channels of distribution into home centers and hardware markets. During 1995, four customers, Wal-Mart, Toys-R-Us, Orleans Juvenile Products, and Kmart, in the aggregate accounted for approximately 49% of net sales; and during 1994, the same four customers, in the aggregate, accounted for approximately 47% of net sales.

     Gross profit increased 22.5% to $34.5 million in 1995 from $28.2 million in 1994. Gross profit as a percentage of sales declined to 33.5% in 1995 from 40.2% in 1994 due to an increase in sales of bulk products, which have a lower gross margin than smaller blister pack items (although this decrease was partially offset by efficiencies resulting from product value re-engineering), and a net $4.5 million inventory charge.

     SG&A expenses increased to $28.3 million in 1995 from $17.4 million in 1994, an increase of $10.9 million or 62.3%. Of the $10.9 million increase, approximately $4.7 million is primarily related to increased sales related costs such as commissions, customer advertising, promotional allowances, shipping charges and royalties. Salaries, depreciation, and professional fees increased approximately $3.1 million. This increase resulted from the Company's investment in building additional infrastructure and capital investment to support its rapid growth. In addition, the Company increased its reserve for doubtful accounts ($600,000), reduced the estimated recovery period of certain assets ($580,000) and expensed a termination fee with respect to its former U.K. distributor ($128,000).

     As a result of the above factors, operating income decreased to $6.2 million in 1995 from $10.8 million in 1994.

     In December 1993, the Company adopted Statement of Position (SOP) No. 93-7
- Reporting on Advertising Costs. In accordance with this SOP, the cost of catalogs may be accounted for as prepaid supplies until they are no longer owned or expected to be used. Accordingly, the Company has recorded the cost of undistributed catalogs as a prepaid expense. The adoption of this SOP had the effect of increasing net income by approximately $215,000. See Note 1 of Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     During the past two years, the Company has financed its operations primarily through borrowings under its term loan and revolving credit facility and internally generated funds. At December 31, 1996, the Company had a working capital deficit of $25.0 million including $25.0 million of long-term indebtedness classified as current (see Note 3 to the Notes to Consolidated Financial Statements), as compared to a working capital surplus of $21.5 million at December 31, 1995.

     Net cash used in operating activities for 1996, 1995 and 1994 was $.1 million, $11.3 million and $9.0 million, respectively.

     In 1996, the Company incurred a net loss of $44.8 million, which negatively impacted liquidity. Operations in 1996 were adversely affected by:

        -  Increased returns and allowances
        -  Sales of discontinued product at lower than normal prices
        - Write downs and allowances related to disposal of discontinued products and related molds
        -  Increased operating expenses
        -  Interest expense

     As a result, the Company funded its operations by utilizing $16 million generated through increases in trade payables and accrued expenses and $11.3 million from its revolving credit facility. In January 1997, the Company entered into a credit facility with a new lender consisting of a $25 million term loan and a $20 million revolving credit facility, both of which expire on May 1, 1998. The Company's current borrowing arrangements are classified as short-term. As a result of this refinancing, the Company expects its cost of funds to increase at compounding rates over the term of the indebtedness. In addition, the Company's principal shareholder may be required to pledge additional shares of the Company's stock as additional collateral with respect to the borrowings. If such collateral is not pledged, it would constitute an event of default under the terms of the credit facility.

     Management has taken certain steps and initiated a plan to improve both liquidity and operating income. The objectives of the plan are to simplify business practices, reduce operating costs, and reduce working capital requirements. Implementation of the plan started in 1996 and is expected to continue through 1997. The key components of the simplification plan include:

        - Emphasis on products which meet strict guidelines for sales, profitability and quality
        - Strict budgetary controls related to all aspects of the Company's operations
        -  Implementation of a new fully integrated computer system
        -  Standardization of case packs

     There are no assurances, however, that the actions taken, or to be taken, by the Company will achieve the above intended objectives.

     The Company believes that its cash, together with its current financing will be sufficient to meet its operating and other cash requirements over the twelve months. The Company is also seeking other financing on terms which may be more favorable to the Company to help meet future needs. There are no assurances that the Company will be able to obtain such financing.

     The Company anticipates capital expenditures of approximately $6.0 million during 1997 compared to $7.8 million during 1996.

ITEM 8 -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------

                                SAFETY 1ST, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS


                                                                      PAGE
                                                                      ----
  Report of Independent Certified Public Accountants............       23

  Consolidated Financial Statements:

      Balance Sheets............................................       24

      Statements of Operations..................................       26

      Statements of Changes in Stockholders' Equity.............       27

      Statements of Cash Flows..................................       28

      Notes to Financial Statements.............................       29

               Report of Independent Certified Public Accountants
               --------------------------------------------------

To the Board of Directors
Safety 1st, Inc.


               We have audited the accompanying consolidated balance sheets of Safety 1st, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

               We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safety 1st, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




Boston, Massachusetts                                 GRANT THORNTON LLP
March 18, 1997

                                SAFETY 1ST, INC.

                                            CONSOLIDATED BALANCE SHEETS

                                                       ASSETS

                                                                                DECEMBER 31,
                                                                     ----------------------------------
                                                                         1996                   1995
                                                                     -----------            -----------
Current assets:
  Cash                                                               $   509,403            $    24,456
  Accounts receivable, less allowance for doubtful accounts
      of $3,300,000 in 1996 and $1,900,000 in 1995                    20,237,347             26,923,557
  Inventory                                                           17,145,683             26,286,881
  Prepaid expenses                                                       938,288              2,956,653
  Tax refund receivable                                                5,026,644              2,311,275
  Deferred income taxes                                                        -                882,000
                                                                     -----------            -----------

                   Total current assets                               43,857,365             59,384,822
                                                                     -----------            -----------

Property and equipment, at cost:
  Molds and tools                                                      8,592,011             12,710,215
  Computer equipment and software                                      2,393,021              4,851,426
  Furniture and fixtures                                               2,100,349              2,087,203
  Warehouse equipment                                                  2,023,072              1,872,600
  Leasehold improvements                                               1,440,124              1,107,582
                                                                     -----------            -----------
                                                                      16,548,577             22,629,026
  Less - accumulated depreciation and amortization                    (4,385,545)            (4,544,025)
                                                                     -----------            -----------

                   Net property and equipment                         12,163,032             18,085,001
                                                                     -----------            -----------

Other assets:
  Molds in process                                                     3,240,821              6,261,906
  Software systems in process                                          2,155,195                      -
  Goodwill, net of accumulated amortization of $267,567
       in 1996 and $1,739 in 1995                                      6,838,554                311,023
  Deferred acquisition costs                                                   -              1,492,678
  Patents and trademarks, net of accumulated amortization
      of $353,746 in 1996 and $217,306 in 1995                           662,607                783,361
  Deferred income taxes                                                2,218,000                      -
  Other assets                                                           141,078                      -
                                                                     -----------            -----------

                   Total other assets                                 15,256,255              8,848,968
                                                                     -----------            -----------

                                                                     $71,276,652            $86,318,791
                                                                     ===========            ===========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     DECEMBER 31,
                                                                         -----------------------------------
                                                                             1996                    1995
                                                                         ------------            -----------
Current liabilities:
 Revolving credit facility                                               $ 36,652,657            $25,390,000
 Accounts payable - trade                                                  17,371,093             10,998,819
 Accrued expenses                                                          12,839,636              1,512,857
 Notes payable and current portion of
     capital lease obligation                                               2,074,403                      -
                                                                         ------------            -----------

                      Total current liabilities                            68,937,789             37,901,676
                                                                         ------------            -----------

Capital lease obligation, net of current portion                              260,651                      -
Deferred income taxes                                                            --                2,398,000
                                                                         ------------            -----------

                      Total liabilities                                    69,198,440             40,299,676
                                                                         ------------            -----------

Commitments and contingencies

Stockholders' equity:
 Preferred Stock, $1.00 par value,
     100,000 shares authorized, no shares
     outstanding                                                                    -                      -
 Common Stock, $.01 par value, 15,000,000
     shares authorized, 7,178,156 and 7,150,616 shares
     issued and outstanding in 1996 and 1995, respectively                     71,781                 71,506
 Additional paid-in capital                                                34,496,395             33,588,361
 (Accumulated deficit) retained earnings                                  (32,489,964)            12,359,248
                                                                         ------------            -----------

                      Total stockholders' equity                            2,078,212             46,019,115
                                                                         ------------            -----------

                                                                         $ 71,276,652            $86,318,791
                                                                         ============            ===========






        The accompanying notes are an integral part of these statements.

                                SAFETY 1ST, INC.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                       YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------------------
                                                            1996                  1995                1994
                                                        ------------------------------------------------------

Net sales                                               $105,751,954          $103,218,385         $70,166,045
Cost of sales                                             88,978,995            68,673,500          41,959,321
                                                        ------------          ------------         -----------

         Gross profit                                     16,772,959            34,544,885          28,206,724
Selling, general and administrative expenses              54,385,019            28,319,680          17,448,556
Impairment of long-lived assets                           11,596,126                     -                   -
                                                        ------------          ------------         -----------

         Operating (loss)income                          (49,208,186)            6,225,205          10,758,168
                                                        ------------          ------------         -----------

Interest expense (income), net                             4,099,805             1,065,660            (110,483)
                                                        ------------          ------------         -----------

         (Loss) income before income taxes               (53,307,991)            5,159,545          10,868,651
Income tax (benefit) expense                              (8,458,779)            1,960,000           4,286,000
                                                        ------------          ------------         -----------

Net (loss) income                                       $(44,849,212)         $  3,199,545         $ 6,582,651
                                                        ============          ============         ===========

Net (loss) income per share                             $      (6.27)         $       0.45         $      0.95
                                                        ============          ============         ===========

Weighted average common shares outstanding                 7,157,078             7,132,010           6,956,580




        The accompanying notes are an integral part of these statements.

                                SAFETY 1ST, INC.

                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                           COMMON STOCK                          (ACCUMULATED
                                       ---------------------      ADDITIONAL       DEFICIT)
                                       NUMBER OF                   PAID-IN         RETAINED
                                         SHARES       AMOUNT       CAPITAL         EARNINGS        TOTAL
                                       ---------     -------     -----------     ------------   ------------

Balance - December  31, 1993           6,402,032     $64,020     $15,496,144     $  2,577,052   $ 18,137,216
Net income                                                                          6,582,651      6,582,651
Net proceeds from secondary
     public offering                     657,500       6,575      16,500,152                      16,506,727
Net proceeds from exercise of
     stock options                        34,517         345         426,827                         427,172
Net tax benefit derived from option
     compensation deduction                                          194,214                         194,214
                                       ----------    --------    ------------    ------------   ------------

Balance - December 31, 1994            7,094,049      70,940      32,617,337        9,159,703     41,847,980
Net income                                                                          3,199,545      3,199,545
Net proceeds from exercise of
     stock options                        56,567         566         750,024                         750,590
Net tax benefit derived from option
     compensation deduction                                          221,000                         221,000
                                       ----------    --------    ------------    ------------   ------------

Balance - December 31, 1995            7,150,616      71,506      33,588,361       12,359,248     46,019,115
Net loss                                                                          (44,849,212)   (44,849,212)
Net proceeds from exercise of
     stock options                        27,540         275         206,664                         206,939
Stock compensation expense                                           701,370                         701,370
                                       ----------    --------    ------------    ------------   ------------

Balance - December 31, 1996            7,178,156     $71,781     $34,496,395     $(32,489,964)  $  2,078,212
                                       ==========    ========    ===========     ============   ============


        The accompanying notes are an integral part of these statements.

                                SAFETY 1ST, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                 --------------------------------------------------
                                                                                     1996               1995               1994
                                                                                 ------------       ------------       ------------
Cash flows from operating activities:
     Net (loss) income                                                           $(44,849,212)      $  3,199,545       $  6,582,651
     Adjustments to reconcile net (loss) income to
         net cash (used in) provided by operating activities:
             Deferred income taxes                                                 (3,630,960)           602,000            512,000
             Option compensation tax benefit                                                -            221,000            194,214
             Stock compensation expense                                               701,370                  -                  -
             Depreciation                                                           4,841,106          2,742,293          1,128,357
             Amortization                                                             404,016             99,603             59,143
             Loss on disposal of property and equipment                                     -            167,806                  -
             Impairment of long-lived assets                                       11,596,126                  -                  -
                                                                                 ------------       ------------       ------------
     Net cash (used in) provided by operating activities
         before changes in assets and liabilities                                 (30,937,554)         7,032,247          8,476,365
             Changes in assets and liabilities:
                (Increase) decrease in:
                    Accounts receivable                                             2,353,736         (9,837,075)        (9,296,807)
                    Inventory                                                      13,376,577         (9,360,253)        (9,598,514)
                    Prepaid expenses                                                1,879,292           (665,305)        (1,566,876)
                    Tax refund receivable                                          (2,715,369)        (1,620,306)           150,786
                Increase in:
                    Accounts payable - trade                                        6,109,885          2,941,962          1,743,521
                    Accrued expenses                                                9,852,947            233,457          1,059,481
                                                                                 ------------       ------------       ------------
         Net cash used in operating activities                                        (80,486)       (11,275,273)        (9,032,044)
                                                                                 ------------       ------------       ------------
Cash flows from investing activities:
     Acquisition of subsidiaries                                                   (1,490,552)                 -                  -
     Acquisition of property and equipment                                         (2,386,624)        (6,649,095)        (5,966,678)
     Increase in molds in process and deposits                                     (3,215,577)        (6,196,906)        (3,589,675)
     Increase in system software in process                                        (2,155,195)                 -                  -
     Increase in deferred acquisition costs                                                 -         (1,492,678)                 -
     Acquisition of patents and trademarks                                           (165,686)          (308,602)          (337,177)
     Acquisition of other intangibles                                                       -           (312,761)                 -
     Purchase of short-term investments                                                     -                  -        (24,492,116)
     Proceeds from the sale of short-term investments                                       -                  -         25,629,955
                                                                                 ------------       ------------       ------------
         Net cash used in investing activities                                     (9,413,634)       (14,960,042)        (8,755,691)
                                                                                 ------------       ------------       ------------
Cash flows from financing activities:
     Net proceeds on revolving credit facility                                     11,262,657         25,390,000                  -
     Repayment of bank debt assumed                                                  (739,668)                 -                  -
     Repayment of notes payable and capital lease obligation                         (750,861)                 -                  -
     Proceeds from exercised stock options                                            206,939            750,590            427,172
     Net proceeds from public offering of common stock                                      -                  -         16,506,727
                                                                                 ------------       ------------       ------------
         Net cash provided by financing activities                                  9,979,067         26,140,590         16,933,899
                                                                                 ------------       ------------       ------------
Net increase (decrease) in cash                                                       484,947            (94,725)          (853,836)
Cash balance, beginning of year                                                        24,456            119,181            973,017
                                                                                 ------------       ------------       ------------
Cash balance, end of year                                                        $    509,403       $     24,456       $    119,181
                                                                                 ============       ============       ============

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
     Interest                                                                    $  3,689,952       $  1,215,000       $     37,800
                                                                                 ============       ============       ============
     Income taxes                                                                $          -       $  2,540,000       $  3,429,000
                                                                                 ============       ============       ============
Non-cash investing activities:
     Increase (decrease) in accrued deposit obligations                          $  1,013,998       $    (65,000)      $    718,002
                                                                                 ============       ============       ============
     Capital lease obligation                                                    $    486,964       $          -       $          -
                                                                                 ============       ============       ============

     See Note 11 for non-cash acquisition related items.


        The accompanying notes are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          -------------------------------------------------------------
                          December 31, 1996, 1995, 1994


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Safety 1st, Inc. and subsidiaries (the "Company") is a developer, marketer and distributor of child safety and child care, convenience, activity, and home security products. The Company sells primarily to retailers, which are affected by economic fluctuations. Any risk of collection losses is concentrated in this industry.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Safety 1st (Europe) Ltd., Safety 1st
Home Products Canada, Inc., 3232301 Canada Inc., and Safety 1st International, Inc. All significant intercompany transactions have been eliminated.

Accounts Receivable

An allowance for doubtful accounts is provided based upon historical bad debt experience and periodic evaluations of the aging of the accounts. Receivables are written off when deemed to be uncollectible.

Inventory

Inventory is valued at the lower of cost (first-in, first-out) or market. Inventory includes an allocation of indirect costs incurred in the production and acquisition of inventory of $1,245,000 and $2,793,000 as of December 31, 1996 and 1995, respectively.

Slotting Allowances

The Company incurs certain costs in connection with placing its products at the retail level. These costs are known in the trade as "slotting allowances". The Company is amortizing these allowances over a one year period from the date incurred. Unamortized slotting allowances, which are included in prepaid expenses, amounted to $17,500 and $303,000 at December 31, 1996 and 1995, respectively.

Advertising

The cost of undistributed catalogs is accounted for as prepaid supplies until they are no longer owned or expected to be used as provided by Statement of Position No. 93-7 "Reporting on Advertising Costs". At December 31, 1996 and 1995, prepaid catalog costs were $182,000 and $314,000, respectively. The Company expects its supply of catalogs to be exhausted within one year. Advertising expenses, other than catalog costs, are expensed as incurred. Advertising expenses, which consist primarily of promotional and cooperative advertising allowances provided to customers, were approximately $5,708,000, $2,414,000, and $1,267,000, for the years ended December 31, 1996, 1995 and
1994, respectively.

Revenue Recognition

The Company recognizes revenue at the time of shipment to its customers.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          -------------------------------------------------------------
                          December 31, 1996, 1995, 1994



Property and Equipment

Property and equipment are recorded at cost, including interest on funds borrowed to finance the construction of major capital additions. The Company owns the molds and tools used in the production of the Company's products by third party manufacturers. During 1996 and 1995, approximately $158,000 and $140,000, respectively, of interest incurred in connection with the construction of molds was included in the cost of the molds. The molds and tools are depreciated using the straight-line method over 7 years. Computer equipment and software, furniture and fixtures and warehouse equipment are depreciated using the straight-line method over their estimated useful lives of 3 to 7 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts with any gain or loss realized upon the sale or disposal charged or credited to operations.

During 1996, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of" ("SFAS 121"). This statement requires that long-lived assets, certain identifiable intangibles, and goodwill be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on an estimate of future discounted cash flows. See Note 4.

Patents, Trademarks and Licensing Agreements

The cost of patents and trademarks is amortized using the straight-line method over their estimated useful life of 7 years and 20 years, respectively. The cost of acquiring licensing agreements is amortized over the life of the respective agreement.

Goodwill

The Company amortizes costs in excess of fair value of net assets of businesses acquired using the straight-line method over a period not to exceed 25 years. Impairment is reviewed annually in accordance with SFAS 121.

Translation of Foreign Currencies

Income statement accounts are translated at the average rates during the period. Foreign currency transaction gains and losses, as well as translation adjustments for assets and liabilities of foreign subsidiaries are included in net income as the functional currency is the U.S. dollar.

Vendor credits

At December 31, 1996 and 1995, the Company had vendor credits outstanding in the amount of $536,000 and $1,487,000, respectively, which were included in prepaid expenses. These credits can be used to offset future purchases.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          -------------------------------------------------------------
                          December 31, 1996, 1995, 1994




Income Taxes

The Company utilizes the asset/liability method of accounting for income taxes. Under the asset/liability method, deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect. A valuation allowance is provided for deferred tax assets except where realization is more likely than not.

Research and Product Development Costs

Research and product development costs are charged to expense when incurred. Research and development costs for the years ended December 31, 1996, 1995 and 1994 were approximately $2,060,000, $573,000 and $437,000, respectively.

Net (Loss) Income Per Share

Primary earnings per share is computed based upon the weighted average number of common shares outstanding during the period, plus when their effect is equal to or greater than 3% dilution, common share equivalents outstanding during the period using the treasury stock method. Fully diluted earnings per share do not differ materially from primary earnings per share and therefore are not presented.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Some of the more significant estimates include depreciation and amortization of long-lived assets, deferred income taxes, inventory valuations, allowances for defectives, promotions and returns, and product liability and accruals for other contingencies. Actual results could differ from those estimates.

Accounting for Stock Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 establishes a fair value based method of accounting for stock-based compensation. As permitted by SFAS 123, the Company elected to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire stock. In addition, SFAS 123 also requires that transactions with other than employees, entered into after December 31, 1995, in which goods or services are the consideration received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company has adopted SFAS 123 for disclosure purposes and for non-employee stock options. The effect on the results of operations and financial position is disclosed in Note 10.

Reclassification

Certain accounts in 1995 were reclassified to conform to the 1996 presentation.

                 NOTES TO CONSOLITDATED FINANCIAL STATEMENTS

          -------------------------------------------------------------
                          December 31, 1996, 1995, 1994


2.      LIQUIDITY AND OPERATING MATTERS

In 1996, the Company incurred a net loss of $44.8 million which negatively impacted liquidity. Operations in 1996 were adversely affected by:

        -  Increased returns and allowances
        -  Sales of discontinued product at lower than normal prices
        - Write downs and allowances related to disposal of discontinued products and related molds
        -  Increased operating expenses
        -  Interest expense

As a result, the Company funded its operations from internal and external sources.

As more fully described in Note 3, in January 1997, the Company entered into a credit facility with a new lender consisting of a $25 million term loan and a $20 million revolving credit facility, both of which expire on May 1, 1998. The Company's current borrowing arrangements are classified as short-term. As a result of this refinancing, the Company expects its cost of funds to increase at compounding rates over the term of the indebtedness. In addition, the Company's principal shareholder may be required to pledge additional shares of the Company's stock as additional collateral with respect to the borrowings. If such collateral is not pledged, it would constitute an event of default under the terms of the credit facility.

        Management has taken certain steps and initiated a plan to improve both liquidity and operating income. The objectives of the plan are to simplify business practices, reduce operating costs and reduce working capital requirements. Implementation of the plan started in 1996 and is expected to continue through 1997. The key components of the simplification plan include:

        - Emphasis on products which meet strict guidelines for sales, profitability and quality
        - Strict budgetary controls related to all aspects of the Company's operations
        -  Implementation of a new fully integrated computer system
        -  Standardization of case packs

There are no assurances, however, that the actions taken, or to be taken, by the Company will achieve the above intended objectives.

The Company believes that its cash, together with its current financing will be sufficient to meet its operating and other cash requirements over the next twelve months. The Company is also seeking other financing on terms which may be more favorable to the Company to help meet future needs. There are no assurances that the Company will be able to obtain such financing.

3.   REVOLVING CREDIT FACILITY

Prior to the third quarter of 1996, the Company had been operating under a revolving credit facility with a bank, with a maximum of $50,000,000 available for borrowing at a rate of interest equal to the bank's prime rate, or at the Company's option, a LIBOR based rate, as defined. The credit facility was scheduled to expire on May 31, 1998. As of June 30, 1996, the Company failed to meet certain financial covenants. Pending the completion of the restructured credit facility discussed below, the parties operated under a forbearance agreement that required a reduction in the Company's maximum line of credit, an increase in the rate of interest to prime plus 1/2 percent, and a provision of a limited guarantee by the Company's Chief Executive Officer. The Company paid approximately $120,000 in forbearance fees to its bank.

As of December 31, 1996, the Company had a restructured credit facility with the same bank, entered into in October 1996, which was scheduled to expire on May 31, 1997. Under the restructured credit facility, the Company had a maximum of $44,600,000 available for borrowing. The loan consisted of a revolving credit facility of $31,300,000 at an interest rate of prime plus one percent, a term loan of $12,300,000 at an interest rate of prime plus one and one-half percent, and $1,000,000 under a revolver cushion loan at an interest rate of prime plus three percent. The bank's prime rate as of December 31, 1996 was 8.25%. In connection with the restructuring of the credit facility, the Company was required to pay its lender restructuring fees totaling $52,500, issue warrants for 50,000 shares of the Company's common stock and provide the limited guarantee of the Company's Chief Executive Officer. The credit facility was secured by all corporate assets and contained certain financial covenants. As of December 31, 1996, the Company failed to meet certain financial covenants and as of such date, the Company paid its bank $250,000 in exchange for the issued warrants.

                 NOTES TO CONSOLITDATED FINANCIAL STATEMENTS

          -------------------------------------------------------------
                          December 31, 1996, 1995, 1994


For the years ended December 31, 1996 and 1995, the average borrowings under the revolving credit facility were $38,300,000 and $14,900,000, respectively. The weighted average interest rate of these borrowings during 1996 and 1995 was 7.96% and 7.21%, respectively. During 1996, in connection with the acquisition and restructuring of the credit facility, the Company incurred $891,000 of deferred financing costs, which have been reflected in interest expense on the consolidated statement of operations.

In January 1997, the Company entered into a credit facility with a new lender consisting of a $25,000,000 term loan and a $20,000,000 revolving credit facility, both of which expire on May 1, 1998. It is the Company's intent to refinance the debt, and therefore the total debt amount is classified as current. The annual rate of interest on all borrowings for the initial six months of the facility is equal to the prime rate plus 2.65%, increasing by one percent every three months thereafter to a maximum annual rate of the prime rate plus 5.65%. The credit facility contains certain financial covenants and restrictions including limits on capital expenditures, minimum consolidated net worth, minimum EBITDA (as defined), interest coverage ratio, cash flow from accounts payable and inventory and minimum accounts payable, and is secured by all assets of the Company and the limited personal guarantee of the Company's Chief Executive Officer, which guaranty is fully secured. Among the covenants of the credit facility is an obligation that the market value of the Company's common stock pledged by the Chief Executive Officer as part of the collateral for the limited personal guaranty be maintained at a minimum of $2,000,000. Advances under the revolving credit facility, which includes trade letters of credit, are calculated by an asset based borrowing formula. The loan agreement requires the Company to pay certain fees including a monthly commitment fee equal to .50% of the average unused commitment and letter of credit fees equal to an applicable margin plus 2% based on the face amount of each letter of credit. The Company and its lender have also entered into a separate letter agreement that requires the Company to pay a one-time facility fee of $1,250,000.

As part of the credit facility, the Company has delivered into escrow pursuant to an escrow agreement, warrants for up to 350,000 shares of the Company's common stock. The warrants are to be released from escrow and delivered to its lender as follows: if the credit facility is still in effect at the six month anniversary date of the credit facility, a warrant for 250,000 shares shall be delivered; if the credit facility is still in effect at the nine month anniversary date, a warrant for an additional 50,000 shares shall be delivered; and if the credit facility is still in effect at the twelve month anniversary date, a warrant for the final 50,000 shares shall be delivered. In the event the Company shall be unable to register the stock underlying the warrants within sixty (60) days after the release of the initial 250,000 warrants, the Company is obligated to pay its lender up to $100,000 per month until the earlier of the date of such registration and the date the underlying stock may be sold under Rule 144 of the Securities Act of 1933.

Changes in interest rates could have an effect on the Company's financial position and results of operations.

4.   IMPAIRMENT OF LONG-LIVED ASSETS AND DISCONTINUED PRODUCTS

During 1996, a pre-tax charge of $47,400,000 as described below was recorded primarily in connection with the Company's efforts to reduce its stock keeping units ("SKU"), to streamline product offerings and discontinue products that did not meet certain sales, inventory turns and profitability objectives.

The Company recorded an impairment loss of $11,600,000 in accordance with SFAS 121, for those long-lived assets such as molds and tools, mold in process and patents where the sum of the estimated future undiscounted cash was less than the carrying amount of the impaired asset over the fair value of asset.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          -------------------------------------------------------------
                          December 31, 1996, 1995, 1994


Generally, fair value represents the Company's expected future cash flows generated by the associated product discounted at a rate commensurate with the risk involved.

In addition, the Company recorded a cost of sales charge of approximately $14,300,000 relating to discontinued products, inventory reserves, reduction of capitalized overhead and other inventory related matters and $1,400,000 primarily related to the reduction of vendor credits. In addition, the Company recorded a net revenue charge of $6,600,000 relating to returns and defective products, customer credits and other transactions. Selling, general and administrative expenses include a charge of $13,000,000 reflects reserves for customer credits related to advertising and promotional allowances, lease termination fees, severance costs, write-off of certain assets, accrual of product related reserves, non-employee stock compensation expense and other matters. In addition, the Company recorded a charge of $500,000 relating to deferred financing costs.

5.   RELATED PARTY MATTERS

Fees for services, including expenses, provided by a firm associated with the Chief Financial Officer amounted to approximately $1,957,000 in 1996 and $1,570,000 in 1995. Fees for services provided by a firm associated with a director of the Company amounted to approximately $970,000, $545,000 and $308,000 during the years ended December 1996, 1995 and 1994 respectively. Services rendered by these firms included fees in connection with the Company's public offering in 1994, acquisition of subsidiaries, refinancing of debt, accounting, tax and finance services and other business, legal and tax matters.

6.   COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain warehouse facilities under an operating lease arrangement. The agreement, which expires in January 2005, includes minimum rental payments of approximately $845,000 per year plus real estate taxes and other operating costs. The Company has an option to extend this lease for an additional ten year period at an annual rent of approximately $1,095,000. The Company also has the right to terminate the lease prior to expiration by giving six months prior notice and (in case of a termination during the initial ten year term) paying a termination payment. The termination provision includes a payment table where the cost of termination is reduced for each year of the lease term. During 1996, the Company obtained a waiver for a violation of a lease covenant. Effective February 1, 1997, the minimum rental payments increased by $45,000 per year.

The Company leases certain computer software under an arrangement which has been classified as a capital lease. The lease has a thirty-six month payment term and ownership of the asset transfers to the Company at the conclusion of the lease. The total leased capital assets included in other assets at December 31, 1996 was $487,000.

The Company leases office, warehousing and other facilities under tenant at will arrangements. In addition, the Company leases certain equipment under operating leases.

Rent expense (under operating leases) for the years ended December 31, 1996, 1995 and 1994 was approximately $1,900,000, $1,000,000 and $540,000, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          -------------------------------------------------------------
                          December 31, 1996, 1995, 1994



Minimum annual rentals for the five years subsequent to 1996 and in the aggregate are:

                                                 Capital          Operating
                                                  Leases            Leases
                                                ---------         ----------
1997                                            $ 186,994         $  989,841
1998                                              186,994            985,761
1999                                               93,497            911,300
2000                                                    -            845,000
2001                                                    -            845,000
Thereafter                                              -          2,605,000
                                                ---------         ----------
Total minimum lease payments                      467,485         $7,181,902
                                                ---------         ----------

Imputed interest                                  (52,431)
Present value of minimum
     capital lease payments                       415,054
Current portion                                  (154,403)
                                                ----------
Long-term capital lease obligations             $ 260,651
                                                =========


Letters of Credit

As of December 31, 1996, the Company was contingently liable for unsecured letters of credit of approximately $336,000. These letters of credit were issued to secure delivery of overseas merchandise.

Royalty and License Agreements

The Company has various license agreements, pursuant to which it has the non-exclusive right to utilize the licensing company's name or logos. In addition, the Company pays royalties to developers for product ideas. Royalty fees range from 2.5% to 10% of related product sales. Royalty fees incurred in 1996, 1995 and 1994 were $1,493,000, $1,130,000 and $124,000, respectively.

Supply Agreement

In February 1997, the Company entered into a three year supply agreement expiring in April 2000 with one of its major suppliers under which the Company has committed to place minimum order levels of $13,000,000 in the first year, $14,300,000 in the second year and $15,700,000 in the third year. In addition, the Company has a purchase commitment with another vendor in the amount of $1,728,000. These purchase commitments are not expected to result in losses.

Contingencies

In August 1995, an action was commenced in the United States District Court for the District of Massachusetts against the Company and three of its officers by a shareholder of the Company, on behalf of herself and all others similarly situated, who purchased stock of the Company between February 8, 1995 and April 5, 1995. The Complaint alleges that the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose in a timely manner the adverse effects concerning the Company's results for the first quarter of fiscal 1995. The parties settled this action and on January 29, 1997, the Company obtained a final judgement and Order of Dismissal with prejudice of Class Action from the Court. The amount of payment required to be made by the Company pursuant to the settlement was not material.

The Company is subject to certain legal proceedings and claims which have arisen in the normal course of business. The Company believes that the ultimate resolution of these claims and proceedings would not have a material adverse effect on the Company's financial position.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          -------------------------------------------------------------
                          December 31, 1996, 1995, 1994



7.   MAJOR CUSTOMERS AND SUPPLIERS

During 1996 three customers accounted for approximately 42% of net sales and during 1995 and 1994, four customers accounted for approximately 49% and 47%, respectively, of net sales. The loss of any one of these customers could adversely effect operating results.

During 1996 and 1995, five suppliers accounted for 52% and 43%, respectively, and in 1994, four suppliers accounted for 55% of total purchases.
Certain of the Company's products are manufactured in China and are therefore subject to certain trade restrictions. From time to time, the United States Congress has attempted to impose additional restrictions on trade with China. Enactment of legislation, or the imposition of restrictive regulations conditioning or revoking China's "most favored nation" trading status or other trade sanctions could have a material adverse effect upon the Company's business products originating from China and the Company could be subjected to substantially higher rates of duty.


8.   INCOME TAXES

The Company records taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109") "Accounting for Income Taxes" which requires use of the asset/liability method of accounting for income taxes. The asset/liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The resulting asset or liability is adjusted to reflect changes in the tax laws as they occur.

(Loss) income before income taxes is as follows:

                                       YEAR ENDED DECEMBER 31,
                            --------------------------------------------
                                1996             1995           1994

Domestic                    $(53,556,624)      $5,159,545    $10,868,651
Foreign                          248,633                -              -
                            ------------        ---------    -----------
                            $(53,307,991)      $5,159,545    $10,868,651
                            ============        =========    ===========



The components of income tax (benefit) expense for 1996 and 1995 were as follows:
                                       YEAR ENDED DECEMBER 31,
                            --------------------------------------------
                                1996             1995           1994
Federal                     $(8,409,290)      $1,597,000     $3,347,000
State                          (160,000)         363,000        939,000
Foreign                         110,511                -              -
                            -----------       ----------     ----------
                            $(8,458,779)      $1,960,000     $4,286,000
                            ===========       ==========     ==========

Current                     $(4,724,779)      $1,358,000     $3,774,000
Deferred                     (3,734,000)         602,000        512,000
                            -----------       ----------     ----------
                            $(8,458,779)      $1,960,000     $4,286,000
                            ===========       ==========     ==========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          -------------------------------------------------------------
                          December 31, 1996, 1995, 1994



The components of the net deferred income tax asset (liability) were as follows:

                                                       1996            1995
DEFERRED TAX ASSETS:
Net operating loss carryforward                   $  8,196,000     $         -
Accounts receivable allowances                       1,555,000         722,000
Inventories                                          1,697,000         261,000
Balance sheet reserves and allowances                2,529,000               -
Other                                                  455,000          38,000
                                                  ------------     -----------
Total deferred tax assets                           14,432,000       1,021,000
Less: valuation allowance                          (10,345,000)              -
                                                  ------------     -----------
Net deferred tax asset                               4,087,000       1,021,000
                                                  ============     ===========

DEFERRED TAX LIABILITIES:
Depreciation                                        (1,568,000)     (2,247,000)
Patents and trademarks                                (200,000)       (189,000)
Catalog costs                                         (101,000)       (101,000)
                                                  ------------     -----------
Total deferred tax liabilities                      (1,869,000)     (2,537,000)
                                                  ------------     -----------
Total net deferred tax asset (liability)          $  2,218,000     $(1,516,000)
                                                  ============     ===========

The Company has recorded a valuation allowance of $10,345,000 as of December 31, 1996. The net change in the valuation allowance for 1996 is $10,345,000 which has been recorded through deferred income tax expense. The Company has approximately $23,000,000 of net operating losses available which expire in the year 2011.


Realization of approximately $2,200,000 of the deferred tax asset is dependent upon the Company's ability to generate approximately $6,500,000 in taxable income in the carryforward period. Management believes it is more likely than not that the asset will be realized. However, there can be no asurances that the Company will meet its expectations of future income. As a result, the amount of the deferred tax assets considered realizable could be reduced in the near and long term if estimates of future income are reduced. Such an occurrence could materially adversely effect the Company's financial position and results of operations. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for an additional valuation allowance.

Deferred income taxes are not provided on the undistributed earnings of foreign subsidiaries aggregating approximately $164,000 at December 31, 1996 as such earnings are expected to be permanently reinvested in these companies.

The differences between the statutory federal income tax rate of 34% and income taxes reported in the statements of operations are as follows:

                               YEAR ENDED DECEMBER 31,
                         ---------------------------------------------
                                 1996           1995         1994
Statutory rate           $(18,124,717)    $1,754,000   $3,695,000
State and local taxes,
  net of federal benefit     (788,067)       240,000      591,000
Valuation allowance        10,345,000              -            -
Other                         109,005        (34,000)           -
                         ------------     ----------   ----------
                         $ (8,458,779)    $1,960,000   $4,286,000
                         ============     ==========   ==========


9.  PUBLIC OFFERINGS

The Company sold 600,000 shares of its common stock on March 4, 1994 in a public offering and an additional 57,500 shares on March 31, 1994 upon exercise by the underwriters of their over-allotment option. These 657,500 shares were sold at a public offering price of $27.25 per share yielding net proceeds of approximately $16,507,000 after deducting underwriting discounts and expenses related to the offering. The proceeds were used to repay short-term bank debt of $2,670,000. The balance of the proceeds approximately $13,837,000, was added to the Company's working capital.

                          NOTES TO FINANCIAL STATEMENTS

          -------------------------------------------------------------
                          December 31, 1996, 1995, 1994



10.   EMPLOYEE BENEFIT PLANS

Stock Option Plans

As of December 31, 1996, the Company had four stock option plans providing for the granting of options to purchase up to 1,900,000 shares of common stock of which, as of such date, 1,224,425 options had been granted. Two of these plans were adopted by the Board of Directors in 1996 subject to shareholder approval at the Company's next annual meeting. These plans provide for the awarding of incentive and non-qualified stock options to employees, directors, independent contractors and others who may contribute to the success of the Company. Options are exercisable within ten years (5 years for greater than 10% shareholders with respect to incentive stock options) of the date of grant at a price determined by the Board of Directors or a committee of the Board of Directors. Substantially all of these options vest over a period not to exceed thirty months.

In addition to these four plans, the Company has issued 35,000 non-qualified options (15,000 options at $12.00 per share and 20,000 options at $21.25 per share) to a director of the Company at a price not less than the fair market value on the dates of the grants. During 1995, all of the 15,000 options with an option price of $12 per share were exercised, and in July 1996, the 20,000 options were repriced to $6.50.

A summary of changes in these option plans and the non-plan options during the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                     Employees                              Non-Employees
                                       -----------------------------------      -----------------------------------
                                                          Weighted Average                         Weighted Average
                                       Number of Options    Exercise Price      Number of Options    Exercise Price
                                       -----------------  ----------------      -----------------  ----------------
Balance -- December 31, 1993                     255,733            $17.00                125,943            $16.16

  Granted                                        114,350             24.51                 50,750             21.52

  Exercised                                      (21,692)            12.00                (12,825)            12.00

  Canceled                                       (10,503)            16.42                 (6,850)            17.20
                                                 -------                                  -------
Balance -- December 31, 1994                     337,888             19.88                157,018             18.19

  Granted                                        154,850             18.12                 16,000             21.50

  Exercised                                      (52,406)            12.78                 (2,500)            12.00

  Canceled                                       (37,857)            18.96                 (1,184)            12.00
                                                 -------                                  -------
Balance -- December 31, 1995                     402,475             20.21                169,334             18.64

  Granted                                        418,850             10.09                118,150              7.78

  Exercised                                      (33,539)             7.32                    -                  -

  Canceled                                       (72,122)            14.43                 (1,684)            12.00
                                                 -------                                  -------
Balance -- December 31, 1996                     715,664              7.30                285,800              7.06
                                                 =======                                  =======
Options Exercisable - December 31, 1996          371,345            $ 6.86                232,050            $ 6.67
                                                 =======                                  =======

The Stock Option Committee of the Board of Directors voted on July 30, 1996, to amend certain stock option agreements by changing the exercise price to $6.50 per share. These agreements covered 629,756 shares with original exercise prices ranging from $12.00 to $27.00 per share. In addition, during 1995, the Company repriced certain stock options at not less than the fair market value on the dates of the repricing.

                          NOTES TO FINANCIAL STATEMENTS

          -------------------------------------------------------------
                          December 31, 1996, 1995, 1994

The following table summarizes option data as of December 31, 1996:


                                   Number                                                                                 Weighted
                                 Outstanding     Weighted Average                                      Number              Average
                                      as            Remaining            Weighted Average           Exercisable as        Exercise
Range of Exercise Prices         of 12/31/96     Contractual Life         Exercise Price             of 12/31/96            Price
------------------------         -----------     ----------------         --------------           ---------------        --------
Employees
---------
 $ 6.50 - $10.00                    696,497              8.6                   $ 7.05                   358,845              $ 6.49
  10.01 -  15.00                     10,834              8.5                    13.96                     4,167               15.00
  15.01 -  20.00                      8,333              8.6                    19.00                     8,333               19.00
                                    -------                                                             -------
                                    715,664              8.6                   $ 7.30                   371,345              $ 6.86
                                    =======                                                             =======

Non-Employees
-------------
 $ 6.50 - $10.00                    264,300              7.9                   $ 6.82                   232,050              $ 6.67
 $10.01 - $15.00                     21,500              9.8                   $10.00                       -                    -
                                    -------                                                             -------
                                    285,800              8.0                   $ 7.06                   232,050              $ 6.67
                                    =======                                                             =======



Compensation cost charged to operations, which the Company records for options granted to non-employees, was $701,370 and $0 in the years ended December 31, 1996 and 1995, respectively.

The Company measures compensation in accordance with the provisions of APB Opinion No. 25 in accounting for its stock compensation plans. Accordingly, no compensation cost has been recorded for options granted to employees or directors in the years ended December 31, 1996 or 1995.

The weighted average fair value at the date of grant for options granted during 1996 and 1995 was $6.25 and $10.34, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                 1996          1995
                                                 ----          ----
           Expected life (years).............      5             5
           Interest..........................   6.27%         6.04%
           Volatility........................     60%           60%
           Dividend yield....................      0%            0%

        Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS 123, the Company's net (loss) income and
(loss) income per share would have been reduced to the pro forma amounts indicated below:

                                                      1996          1995
                                                 ------------    ----------
      Net (loss) income - as reported..........  $(44,849,212)   $3,199,545
      Net (loss) income - pro forma............  $(46,854,517)   $2,060,964
      Net (loss) income per common
       share - as reported.....................  $      (6.27)   $     0.45
      Net (loss) income per share
        - pro forma............................  $      (6.55)   $     0.29

        The initial application of SFAS 123 for pro forma disclosure may not be representative of the future effects of applying the statement.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          -------------------------------------------------------------
                          December 31, 1996, 1995, 1994


Profit sharing Plan

The Company sponsors a Defined Contribution 401-k Plan (401-k Plan), whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The 401-k Plan provides for a matching contribution by the Company at the discretion of the Board of Directors. For the years ended December 31, 1996, 1995 and 1994, the Company did not elect to contribute to this plan.

11.  ACQUISITIONS

On January 4, 1996, the Company acquired all of the outstanding stock of EEZI Group Holdings Ltd., a United Kingdom manufacturer and distributor of child care products, now named Safety 1st (Europe) Ltd., for cash of $260,000, issuance of notes payable of $949,000 ($270,000 outstanding as of December 31, 1996 after post-closing adjustments), and payment of acquisition costs of $1,032,000. In addition, the acquisition agreement provides that if Safety 1st (Europe) Ltd. were to exceed certain net income thresholds during the first five years subsequent to the acquisition date, the purchase price would be increased by not more than $3,200,000 (subsequently adjusted to an amount not more than $2,700,000). The Company believes that its obligation under this provision will be significantly less than the maximum potential. The fair value of assets acquired, including goodwill, was $2,668,000 and liabilities assumed was $426,000. The excess of the aggregate of purchase price over the fair value of net assets acquired $2,181,000 was recognized as goodwill and is being amortized over 25 years. The net assets acquired primarily included inventory and fixed assets.

On March 15, 1996, effective February 1, 1996, the Company acquired all of the outstanding stock of Orleans Juvenile Products Inc., the Canadian distributor of the Company's products, for cash of $1,067,000, issuance of notes payable of $1,650,000 (outstanding as of December 31, 1996) and payment of acquisition costs of $624,000. The fair value of assets acquired, including goodwill, was $9,496,000 and liabilities assumed was $6,155,000. The purchase price was allocated to the net assets acquired based upon their estimated fair value. The excess of the purchase price over the fair value of assets acquired of $4,349,000 was recognized as goodwill and is being amortized over 25 years.
The net assets acquired primarily included accounts receivable, inventory, accounts payable and bank debt.

These acquisitions have been recorded using the purchase method of accounting.

The accompanying consolidated statements of operations reflect the operating results of the acquired entities since the effective date of the acquisitions. Pro forma information has not been presented as these acquisitions are not considered material.

12. FOREIGN OPERATION

The consolidated financial statements include the accounts of wholly-owned subsidiaries in the United Kingdom and Canada. Information about the Company's operations in the different geographic areas as of and for the year ended December 31, 1996 is as follows:

                                               United          United Kingdom
                                               States            and Canada       Eliminations         Consolidated
                                             -----------       --------------     ------------         ------------
1996
Net sales to unaffiliated customers         $ 94,014,000        $11,738,000      $         -          $105,752,000
Transfers between geographic locations         3,741,000                  -       (3,741,000)                    -
                                            ------------        -----------       -----------          ------------
Total                                       $ 97,755,000        $11,738,000      $(3,741,000)         $105,752,000
                                            ============        ===========      ===========          ============
Operating (loss) profit                     $(49,481,000)       $   252,000      $    21,000          $(49,208,000)
                                            ============        ===========      ===========          ============
Identifiable assets                         $ 69,852,000        $ 1,404,000      $    21,000          $ 71,277,000
                                            ============        ===========      ===========          ============

Transfers between the geographic areas primarily represent intercompany export sales and are accounted for based on established sales prices between the related companies. In computing operating profit (loss), no allocations of general corporate expenses have been made.

Identifiable assets of geographic areas are those assets related to the Company's operations in each area. Cash includes $484,000 of amounts held in foreign bank accounts.

International sales from domestic operations were approximately $9,562,000, $5,826,000 and $5,167,000, for the years ended December 31, 1996, 1995, and
1994, respectively. In years 1995 and 1994, sales of $8,400,000 and $3,800,000, respectively, to Orleans Juvenile Products, which the Company acquired during 1996 (see Note 11), have been excluded.

Foreign currency fluctuations could have a material effect on the Company's financial position and results of operations.

                          NOTES TO FINANCIAL STATEMENTS

          -------------------------------------------------------------
                          December 31, 1996, 1995, 1994



13.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for 1996 and 1995 (dollars in thousands, except per share amounts):


                                                      SEPTEMBER 30
                                                           AS
1996                             MARCH 31  JUNE 30(1)   RESTATED(4)  DECEMBER 31(2)
----                             --------  ----------   ----------   -------------

1996

Net Sales                         $32,006  $ 28,609     $29,226       $15,911

Gross Profit                       12,893     5,286       9,674       (11,080)

Operating Income (loss)             3,381   (12,314)        804       (41,079)

Net Income (loss)                   1,704    (8,193)       (233)      (38,127)

Net Income (loss) per share (5)      0.24     (1.14)      (0.03)        (5.32)


1995                              MARCH 31  JUNE 30  SEPTEMBER 30 DECEMBER 31(3)
----                              --------  -------  ------------ --------------

Net Sales                         $26,575   $27,630    $26,683      $22,330

Gross Profit                        9,594    10,223     10,006        4,662

Operating Income (loss)             3,510     3,107      3,427       (3,819)

Net Income (loss)                   2,105     1,757      1,839       (2,501)

Net Income (loss) per share (5)       .30       .25        .26         (.35)



(1) The Company recorded adjustments in the second quarter of 1996 of $4,100,000 for inventory valuation adjustments primarily relating to the Company's plans to discontinue and restructure lower margin products, a charge of $1,765,000 for vendor credits and customer credit adjustments, $3,355,000 relating to increases in the reserves for customer credits on accounts receivable, $1,780,000 related to write-offs of certain prepaid and other assets and $2,800,000 for increased accruals for professional and related fees and write-down of molds and other capital assets relating primarily to the planned discontinuance of certain product lines. These adjustments reduced second quarter earnings before income taxes by approximately $13,800,000 and net earnings by approximately $8,628,000 ($1.21 per share).

                 NOTES TO CONSOLITDATED FINANCIAL STATEMENTS

          -------------------------------------------------------------
                          December 31, 1996, 1995, 1994


(2) The Company recorded adjustments in the fourth quarter of 1996 of $32,700,000 in connection with the SKU reduction program to streamline its product offerings and discontinue products that did not meet certain sales, inventory turns and profitability objectives. The adjustments consisted of $5,600,000 primarily related to customer credits and other transactions, $9,407,000 of cost of sales charges related to discontinued inventory products, inventory reserves, reduction of capitalized overhead, other inventory related matters and reductions in vendor credit, $2,700,000 for customer credits on accounts receivable primarily related to advertising and promotional allowances, $1,000,000 primarily related to lease termination fees and severance costs, $1,900,000 related to the write-off of certain other assets and increased accruals for product related reserves, and $1,800,000 in purchase adjustments related to the acquisition of the U.K. and Canadian subsidiaries and costs associated with the Company's debt refinancing. In addition, the Company recorded a charge of $10,300,000 in connection with the adoption of SFAS 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" primarily for impairment losses on molds and tools, molds in process, and patents related to discontinued products.

(3) The Company recognized adjustments in the fourth quarter of 1995 to increase the reserve for doubtful accounts ($600,000), to recognize inventory charges and to a lesser degree a write-down to net realizable value ($4,500,000), to reduce the estimated recovery period of certain assets ($580,000), and to expense a termination fee with respect to its former U.K. distributor ($128,000). Management believes these adjustments had the effect of reducing fourth quarter earnings before income taxes by approximately $5,800,000 and net earnings by approximately $3,600,000 ($.050 per share), both amounts are net of certain recoveries.

(4) The Company restated 1996 third quarter results primarily as a result of the repricing of certain non-employee stock options in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation". The effect of the restatement reduced net income by approximately $790,000 ($0.11 share). In addition, certain amounts were reclassified from selling, general and administrative expenses and net sales to cost of sales.

(5) The sum of the quarterly net income (loss) per share amounts does not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the twelve months based on the weighted average common shares outstanding in each such period.

ITEM 9- CHANGES IN AND DISAGREEMENTS WITH
     ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     --------------------------------------------------

None.

                                    PART III

ITEM 10- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

     The information required by this item is included in Registrant's definitive proxy statement for the 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11- EXECUTIVE COMPENSATION
         ----------------------

     The information required by this item is included in Registrant's definitive proxy statement for the 1997 Annual Meeting of Shareholders and is incorporated herein by reference, except that the sections in said definitive proxy statement which respond to paragraphs (k) and (l) of Item 402 of Regulation S-K shall not be deemed incorporated herein by reference or "filed" with the Securities and Exchange Commission or subject to Section 18 of the Securities Exchange Act of 1934.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

     The information required by this item is included in Registrant's definitive proxy statement for the 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     The information required by this item is included in Registrant's definitive proxy statement for the 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 14- EXHIBITS. FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

     (a)     Financial Statements. Financial Statement Schedules and Exhibits
             ----------------------------------------------------------------

             (1)  Financial Statements
                  --------------------

                  Included in Part II, Item 8 of this Report on pages 22 through 42.

                  Report of the Independent Certified Public Accountants Consolidated Balance Sheets at December 31, 1996 and 1995 Consolidated Statements of Operations for the Three Fiscal
                    Years Ended December 31, 1996, 1995, and 1994
                  Consolidated Statements of Changes in Stockholders' Equity
                    for the Three Fiscal Years Ended December 31, 1996, 1995, and 1994
                  Consolidated Statements of Cash Flows for the Three Fiscal
                    Years Ended December 31, 1996, 1995, and 1994

             (2)  Financial Statement Schedule

                  Included in PART IV, Item 14(c) of this Report on pages 47 and 48:

                  Report of Independent Certified Public Accountants on Financial Statement Schedule For the three Fiscal Years Ended December 31, 1996, 1995, and 1994 Schedule 11 - Valuation and Qualifying Accounts

                  Schedules other than that listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.



             (3)  Exhibits
                  --------

                  The Company will furnish to any shareholder, upon written request, any exhibit listed below upon payment by such shareholder to the Company of the Company's reasonable expenses in furnishing such exhibit.

             Exhibit Description
             -------------------

              3(a)       Registrant's Restated Articles of Organization (Exhibit
              to the Registrant's Registration Statement on Form S-1 (No. 33-59016) filed on March 4, 1993, as amended, and incorporated herein by reference)

              3(b)       Registrant's Restated By-laws (Exhibit to the
              Registrant's Registration Statement on Form S-1 (No. 33-59016) filed on March 4, 1993, as amended, and incorporated herein by reference)

              4          Specimen Certificates (Exhibit 4 to the Registrant's
              Report on Form 10-Q for the period ended March 31, 1996 and incorporated herein by reference)

              10(a)      Lease dated January 21, 1994 between Reva Goode and
              Bessie Kriensky and Registrant, relating to leased premises at 210 Boylston St., Chestnut Hill, MA (Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-74784) filed on February 3, 1994, as amended, and incorporated herein by reference)

              10(b)*     Employment Agreement between Registrant and Michael I.
              Lerner (Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-59016) filed on March 4, 1993, as amended, and incorporated herein by reference)

              10(c)*     Employment Agreement between Registrant and Michael S.
              Bernstein (Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-59016) filed on March 4, 1993, as amended, and incorporated herein by reference)

              10(d)*     1993 Incentive and Non-Qualified Stock Option Plan
              (Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-59016) filed on March 4, 1993, as amended, and incorporated herein by reference)

              10(e)*     1993-A Employee and Director Stock Option Plan (Exhibit
              to the Registrant's Registration Statement on Form S-1 (No. 33-74784) filed on February 3, 1994, as amended, and incorporated herein by reference)

              10(f)*     Registrant's 401(k) Plan (Exhibit to the Registrant's
              Registration Statement on Form S-1 (No. 3359016) filed on March 4, 1993, as amended, and incorporated herein by reference)

              10(g)      Indenture of Lease dated September 13, 1994 entered
              into by Glenbervie, Inc. and the Registrant pertaining to leased premises in Londonderry, NH (Exhibit 10.1 to the Registrant's Report on Form 10-Q for the period ended September 30, 1994 and incorporated herein by reference)

              10(h)      Agreement for Purchase of Shares dated as of January 4,
              1996, between Stephen Paul Tollman and Registrant (excluding Schedules and Exhibits other than Purchase Price and Warranty Schedules) (Exhibit 10(h) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

              10(i)      Stock Purchase Agreement dated as of March 15, 1996, by
              and among Registrant, its subsidiary 3232301 Canada Inc., and Stephen Orleans (excluding Schedules and Exhibits) (Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

              10(j)*     1996 Employee and Director Stock Option Plan adopted as
              of September 18, 1996 (Exhibit 10.15 to the Registrant's Report on Form 10-Q for the period ended September 30, 1996 and incorporated herein by reference)

              10(k)*     1996 Nonqualified Stock Option Plan adopted as of
              September 18, 1996 (Exhibit 10.16 to the Registrant's Report on Form 10-Q for the period ended September 30, 1996 and incorporated herein by reference)

              10(l)      First Amended and Restated Loan Agreement dated as of
              January 31, 1997, among the Registrant, the Lenders listed on the signature pages thereof, and Goldman Sachs Credit Partners L.P., as Agent (Exhibit 10.1 to the Registrant's Report on Form 8-K dated February 7, 1997 and incorporated herein by reference)

              10(m)      $20,000,000 Revolving Credit Note dated January 31,
              1997, executed by the Registrant in favor of Goldman Sachs Credit Partners L.P., as Agent (Exhibit 10.2 to the Registrant's Report on Form 8-K dated February 7, 1997 and incorporated herein by reference).

              10(n)      $25,000,000 Term Note dated January 31, 1997, executed
              by the Registrant in favor of Goldman Sachs Credit Partners L.P., as Agent (Exhibit 10.3 to the Registrant's Report on Form 8-K dated February 7, 1997 and incorporated herein by reference)

              10(o)*     Employment Agreement dated February 19, 1997, between
              Registrant and Richard E. Wenz

              10(p)      Amendment to Lease dated November 14, 1996, between the
              Reigstrant and Glenbervie, Inc.

              11    Statement re: Computation of Per Share Earnings

              21    List of Subsidiaries of the Registrant (Exhibit 21 to
              Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

              23    Consent of Independent Certified Public Accountants

              99    Important Factors Regarding Forward-Looking Statements

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.

The Company agrees to furnish the Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt of the Company, the authorized principal amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

      (b)    Reports On Form 8-K
             -------------------

             The Company filed a Report on Form 8-K on October 11, 1996, which disclosed that the Company and its lenders entered into a Third, a Fourth and a Fifth Amendment to Forbearance Agreement to extend the Forbearance Termination Date (as defined in the Agreement) from September 20, 1996, until September 27, 1996, October 4, 1996, and October 11, 1996, respectively.

             The Company filed a Report on Form 8-K on December 11, 1996, which disclosed that the Company and its lenders entered into a Fourth and a Fifth Amendment to Loan Agreement (a) to clarify provisions regarding the order of application to indebtedness of certain proceeds and add an event of default for a change in the majority ownership of the capital stock of the Company from that existing on March 28, 1996, and (b) to include certain accounts receivable in the borrowing base formula and establish the order of application of the proceeds of such accounts receivable to indebtedness, to reduce the amount of funds available under revolver cushion loans, waive compliance with certain financial covenants, amend certain other financial covenants, and grant the lenders the right, in limited circumstances, to receive a $250,000 fee after December 31, 1996, in exchange for returning all of either the warrants previously issued to the lenders or the shares received pursuant to said warrants, respectively.

     (c)     Exhibits - See (a)(3) above
             --------

     (d)     Financial Statement Schedules - See (a)(2) above
             -----------------------------

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFETY 1ST, INC. (Registrant)


By: /s/ Michael Lerner                          Date: March 28, 1997
    ---------------------------
      Michael Lerner
      Chairman of the Board

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                                             Date
---------                     -----                                             ----


/s/ Michael Lerner            Chief Executive Officer and                       March 28, 1997
-------------------------     Director (Principal Executive Officer
Michael Lerner


/s/ Richard Caturano          Chief Financial Officer, Treasurer and            March 28, 1997
-------------------------     Principal Accounting Officer
Richard Caturano


/s/ Michael S. Bernstein      Director                                          March 28, 1997
-------------------------     Executive Vice President
Michael S. Bernstein


/s/ Curt R. Feuer             Director                                          March 28, 1997
-------------------------
Curt R. Feuer


/s/ Robert J. Drummond        Director                                          March 28, 1997
-------------------------
Robert J. Drummond


/s/ Laurence S. Levy          Director                                          March 28, 1997
-------------------------
Laurence S. Levy


/s/ Ronald J. Jackson         Director                                          March 28, 1997
-------------------------
Ronald J. Jackson

        Report of Independent Certified Public Accountants on Schedule





To the Board of Directors
Safety 1st, Inc.

In connection with our audits of the consolidated financial statements of Safety 1st, Inc. and Subsidiaries referred to in our report dated March 18, 1997, which is included in the annual report on Form 10-K, we have also audited
Schedule II for each of the three years in the period ended December 31, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                                GRANT THORNTON LLP


Boston, Massachusetts
March 18, 1997

                                                                  SCHEDULE II

                                SAFETY 1ST, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                Column C-Additions
                                                           ---------------------------
Column A-Description                  Column B-            Charged to       Charged to
                                      beginning             cost and         accounts-         Column D-            Column E-
                                      of period             expenses        describe(1)       Deductions          end of period
-------------------------------------------------------------------------------------------------------------------------------
             1996
             ----

Accounts Receivable Allowances       $1,900,000            $1,370,000         $30,000          $     --              $3,300,000


             1995
             ----

Accounts Receivable Allowances       $  912,000            $1,836,000         $--              $848,000              $1,900,000

             1994
             ----

Accounts Receivable Allowances       $  350,000            $  782,000         $--              $220,000              $  912,000


--------------

(1)  Allowance acquired as part of acquisition.

                                SAFETY 1ST, INC.
                           Annual Report on Form 10-K
                     For Fiscal Year Ended December 31, 1996

                                  EXHIBIT INDEX

Exhibit             Description                                                          Page
-------             -----------                                                          ----

3(a)     Registrant's Restated Articles of Organization (Exhibit to the
         Registrant's Registration Statement on Form S-1 (No. 33-59016) filed on
         March 4, 1993, as amended, and incorporated herein by reference)

3(b)     Registrant's Restated By-laws (Exhibit to the Registrant's Registration
         Statement on Form S-1 (No. 33-59016) filed on March 4, 1993, as amended, and incorporated herein by reference)

4 Specimen Certificate (Exhibit 4 to the Registrant's Report on Form 10-Q for the period ended March 31, 1996 and incorporated herein by reference)

10(a)    Lease dated January 21, 1994 between Reva Goode and Bessie Kriensky and
         Registrant, relating to leased premises at 210 Boylston St., Chestnut
         Hill, MA (Exhibit to the Registrant's Registration Statement on Form
         S-1 (No. 33-74784) filed on February 3, 1994, as amended, and incorporated herein by reference)

10(b) Employment Agreement between Registrant and Michael I. Lerner (Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-59016) filed on March 4, 1993, as amended, and incorporated herein by reference)

10(c)    Employment Agreement between Registrant and Michael S. Bernstein
         (Exhibit to the Registrant's Registration Statement on Form S-1 (No.
         33-59016) filed on March 4, 1993, as amended, and incorporated herein by reference)

10(d)    1993 Incentive and Non-Qualified Stock Option Plan (Exhibit to the
         Registrant's Registration Statement on Form S-1 (No. 33-59016) filed on
         March 4, 1993, as amended, and incorporated herein by reference)

10(e)    1993-A Employee and Director Stock Option Plan (Exhibit to the
         Registrant's Registration Statement on Form S-1 (No. 33-74784) filed on
         February 3, 1994, as amended, and incorporated herein by reference)

10(f)    Registrant's 401(k) Plan (Exhibit to the Registrant's Registration
         Statement on Form S-1 (No. 33-59016) filed on March 4, 1993, as amended, and incorporated herein by reference)

10(g)    Indenture of Lease dated September 13, 1994 entered into by Glenbervie,
         Inc. and the Registrant pertaining to leased premises in Londonderry, NH (Exhibit 10.1 to the Registrant's Report on Form 10-Q for the period ended September 30, 1994 and incorporated herein by reference)





Exhibit             Description                                                          Page
-------             -----------                                                          ----


10(h)    Agreement for Purchase of Shares dated as of January 4, 1996, between
         Stephen Paul Tollman and Registrant (excluding Schedules and Exhibits other than Purchase Price and Warranty Schedules) (Exhibit 10(h) to the
         Registrant's Annual Report on Form 10-K for the year ended December
         31, 1995 and incorporated herein by reference)

10(i)    Stock Purchase Agreement dated as of March 15, 1996, by and among
         Registrant, its subsidiary 3232301 Canada Inc., and Stephen Orleans
         (excluding Schedules and Exhibits) (Exhibit 10(i) to the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

10(j)    1996 Employee and Director Stock Option Plan adopted as of September
         18, 1996 (Exhibit 10.15 to the Registrant's Report on Form 10-Q for the period ended September 30, 1996 and incorporated herein by reference)

10(k)    1996 Nonqualified Stock Option Plan adopted as of September 18, 1996
         (Exhibit 10.16 to the Registrant's Report on Form 10-Q for the period ending September 30, 1996 and incorporated herein by reference)

10(l) First Amended and Restated Loan Agreement dated as of January 31, 1997, among the Registrant, the Lenders listed on the signature pages thereof, and Goldman Sachs Credit Partners L.P., as Agent (Exhibit 10.1 to the Registrant's Report on Form 8-K dated February 7, 1997 and incorporated herein by reference)

10(m) $20,000,000 Revolving Credit Note dated January 31, 1997, executed by the Registrant in favor of Goldman Sachs Credit Partners L.P., as Agent
         (Exhibit 10.2 to the Registrant's Report on Form 8-K dated February 7,
         1997 and incorporated herein by reference).

10(n)    $25,000,000 Term Note dated January 31, 1997, executed by the
         Registrant in favor of Goldman Sachs Credit Partners L.P., as Agent
         (Exhibit 10.3 to the Registrant's Report on Form 8-K dated February 7,
         1997, and incorporated herein by reference)

10(o)    Employment Agreement dated February 19, 1997, between Registrant and
         Richard E. Wenz

10(p) Amendment to lease dated November 14, 1996, between the Registrant and Glenbervie, Inc.

11       Statement re: Computation of Per Share Earnings

21       List of Subsidiaries of the Registrant (Exhibit 21 to Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)


23       Consent of Independent Certified Public Accountants

99       Important Factors Regarding Forward-Looking Statements

