Form 10-Q/A
period 1996-09-30
SAFETY 1ST INC
filed 1997-05-12
CIK 898306

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 _______________

                                   FORM 10-Q/A


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

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                SAFETY 1ST, INC.

                            CONDENSED BALANCE SHEETS

                                   (Unaudited)

                                                              December 31,        September 30,
                                                                  1995                1996
                                                              ------------        ------------

ASSETS

CURRENT ASSETS

    Cash and cash equivalents                                 $     24,456        $    509,756

    Accounts receivable, less allowance
        for doubtful accounts of $1,900,000
        and $3,229,639 respectively                             26,923,557          28,846,530

    Inventory                                                   26,286,881          27,901,915

    Prepaid expenses                                             2,956,653           3,140,357

    Prepaid income taxes                                         2,311,275           5,122,156

    Deferred income taxes                                          882,000             781,544
                                                              ------------        ------------

                  Total current assets                          59,384,822          66,302,258
                                                              ------------        ------------

PROPERTY AND EQUIPMENT, net of accumulated
        depreciation and amortization of $4,544,025
        and $7,769,065 respectively                             18,085,001          23,748,657
                                                              ------------        ------------

OTHER ASSETS:

        Deposits                                                 6,261,906           2,660,867

        Goodwill, net of amortization of $222,029                       --           8,250,864

        Deferred acquisition costs                               1,492,678                  --

        Patents and trademarks, net of amortization of
           $217,306 and $315,802 respectively                      783,361             821,200

        Other                                                      311,023             981,169
                                                              ------------        ------------


                                                                 8,848,968          12,714,100
                                                              ------------        ------------

                                                              $ 86,318,791        $102,765,015
                                                              ============        ============

   The Condensed Balance Sheet at December 31, 1995 has been derived from the audited financial statements at that date.

    The accompanying notes are an integral part of these Condensed Financial
                                   Statements

                                SAFETY 1ST, INC.

                                   (Unaudited)

                                                                         December 31,       September 30,
                                                                             1995                1996
                                                                         ------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Revolving credit facility                                            $ 25,390,000        $ 40,946,514

    Accounts payable and accrued expenses                                  12,511,676          15,899,432

    Notes payable and current portion of capital lease obligation                  --           3,275,871
                                                                         ------------        ------------


                  Total current liabilities                                37,901,676          60,121,817


OTHER LIABILITIES

    Capital lease obligation, net of current portion                               --             300,627

    Deferred income taxes                                                   2,398,000           2,398,000
                                                                         ------------        ------------

                  Total liabilities                                        40,299,676          62,820,444

STOCKHOLDERS' EQUITY

    Preferred stock, $1.00 par value,
        100,000 shares authorized, no
        shares outstanding                                                         --                  --


    Common stock, $.01 par value, 15,000,000
        shares authorized, 7,150,616 and
        7,155,616 issued at December 31, 1995
        and September 30, 1996, respectively                                   71,506              71,556

    Additional paid in capital                                             33,588,361          34,235,911

    Retained earnings                                                      12,359,248           5,637,104
                                                                         ------------        ------------

    Total stockholders' equity                                             46,019,115          39,944,571
                                                                         ------------        ------------

                                                                         $ 86,318,791        $102,765,015
                                                                         ============        ============


   The Condensed Balance Sheet at December 31, 1995 has been derived from the audited financial statements at that date.

    The accompanying notes are an integral part of these Condensed Financial
                                   Statements

                                SAFETY 1ST, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                    Three Months Ended September 30
                                                    -------------------------------
                                                       1995               1996
                                                    -----------        -----------

Net sales                                           $26,683,167        $29,225,848

Cost of sales                                        16,617,174         19,551,432
                                                    -----------        -----------

Gross profit                                         10,065,993          9,674,416

Selling, general and administrative expenses          6,639,024          8,870,450
                                                    -----------        -----------

Operating income                                      3,426,969            803,966

Interest expense                                        412,335            815,836
                                                    -----------        -----------

Income (loss) before income taxes                     3,014,634            (11,870)

Income taxes expense (benefit)                        1,176,000           (221,205)
                                                    -----------        -----------

Net income (loss)                                   $ 1,838,634        $  (233,075)
                                                    ===========        ===========

    Net income (loss) per share                     $      0.26        $     (0.03)
                                                    ===========        ===========

    Shares used in per share calculation              7,133,119          7,155,616
                                                    ===========        ===========





    The accompanying notes are an integral part of these Condensed Financial
                                   Statements

                                SAFETY 1ST, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                    Nine Months Ended September 30
                                                    -------------------------------
                                                       1995                1996
                                                    -----------        ------------

Net sales                                           $80,887,871        $ 89,841,499

Cost of sales                                        51,004,544          62,162,245
                                                    -----------        ------------

Gross profit                                         29,883,327          27,679,254

Selling, general and administrative expenses         19,839,681          35,808,326
                                                    -----------        ------------

Operating income (loss)                              10,043,646          (8,129,072)

Interest expense                                        698,929           2,325,039
                                                    -----------        ------------

Income (loss) before income taxes                     9,344,717         (10,454,111)

Income taxes expense (benefit)                        3,644,000          (3,731,967)
                                                    -----------        ------------

Net income (loss)                                   $ 5,700,717        $ (6,722,144)
                                                    ===========        ============

    Net income (loss) per share                     $       .80        $      (0.94)
                                                    ===========        ============

    Shares used in per share calculation              7,126,512           7,155,616
                                                    ===========        ============


    The accompanying notes are an integral part of these Condensed Financial
                                   Statements

                                SAFETY 1ST, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine Months Ended September 30
                                                                    ---------------------------------
                                                                        1995                 1996
                                                                    ------------         ------------
Cash flows from operating activities:
    Net income (loss)                                               $  5,700,717         $ (6,722,144)
    Adjustments to reconcile net income (loss)  to
        net cash provided by (used in) operating activities:
           Depreciation                                                1,665,984            3,190,578
           Amortization                                                   65,507              439,328
           Write-off property and equipment                                   --            1,370,554
           Stock compensation expense                                         --              587,603
    Net cash provided by (used in) operating activities
        before changes in assets and liabilities:                      7,432,208           (1,134,081)
           Changes in assets and liabilities:
               (Increase) decrease in:
                  Accounts receivable                                (11,169,785)          (5,818,093)
                  Inventory                                          (11,793,386)           1,471,025
                  Prepaid expenses                                       (40,859)            (307,280)
                  Prepaid income tax                                     525,694           (2,941,154)
                  Deferred income taxes                                  361,000              100,456
                  Other assets                                                --             (139,593)
               Increase in:
                  Accounts payable and accrued expenses                1,771,762            3,088,725
                                                                    ------------         ------------

Net cash used in operating activities                                (12,913,366)          (5,679,995)
                                                                    ------------         ------------

Cash flows used in investing activities:
    Acquisitions                                                              --           (2,195,730)
    Acquisition of property and equipment                             (9,910,595)          (3,220,714)
    (Increase) decrease in deposits                                      312,665           (2,405,709)
    Acquisition of patents and trademarks                               (149,386)            (136,335)
                                                                    ------------         ------------

    Net cash used in investing activities                             (9,747,316)          (7,958,488)
                                                                    ------------         ------------

Cash flows provided by (used in) financing activities:
    Net proceeds on revolving credit facility                         21,880,000           15,556,514
    Repayment of bank debt assumed and notes payable                          --             (894,499)
    Proceeds from exercised stock options                                680,556               60,000
    Loan acquisition fees                                                     --             (598,232)
                                                                    ------------         ------------

    Net cash provided by financing activities                         22,560,556           14,123,783
                                                                    ------------         ------------

Net increase (decrease) in cash                                         (100,126)             485,300
Cash and cash equivalents - beginning
  of period
                                                                         119,181               24,456
                                                                    ------------         ------------

Cash and cash equivalents - end of period                           $     19,055         $    509,756
                                                                    ============         ============

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for
        Interest                                                    $    615,408         $  2,184,760
                                                                    ============         ============
        Taxes                                                       $  2,757,000         $     57,000
                                                                    ============         ============

    Non-Cash investing activities:
        Deposits transferred to property and equipment                        --         $  6,160,499
                                                                                         ============
        Capital lease obligation                                              --         $    486,964
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

NOTE 4.  RESTATEMENT

    The Company restated September 30, 1996 results primarily as a result of the repricing of certain non-employee stock options in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." (SFAS 123) The effect of the restatement reduced net income by approximately $790,000 ($0.11 per share). In addition, certain amounts were reclassified from selling, general and administrative expenses and net sales to cost of sales.

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

Results of Operations:

Three Months Ended September 30, 1996 and 1995

Net sales for the three months ended September 30, 1996 increased 9.5% to approximately $29,226,000 from $26,683,000 in the comparable period in 1995. The increase in net sales is due to the increase in sales of existing juvenile products (consisting of bulk and peggable products) and home security products and sales of new products introduced for sale in 1996.

Gross profit for the three months ended September 30, 1996 decreased 3.9% to approximately $9,674,000 from $10,066,000 in the comparable period in 1995. Gross profit as a percentage of net sales, including approximately $1,200,000 of close-out sales at lower margins, was 33.1% for the three months ended September 30, 1996 as compared to 37.7% for the three months ended September 30, 1995.

Selling, general and administrative expenses were approximately $8,870,000 in the third quarter of 1996 compared to $6,639,000 in the third quarter of 1995, an increase of 33.6%. As a percentage of net sales, selling, general and administrative expenses were 30.3% for the quarter versus 24.9% of sales for the comparable period last year. Approximately 70% of the additional expenses was attributed to payroll and payroll related costs relating to the continued building of the Company's infrastructure. The remaining increase is primarily attributed to an increase in legal and professional fees and in rent and utilities due to the growth of the Company. In addition, the Company recorded $587,603 in charges for non-employee stock compensation expense under SFAS 123.

Operating income for the third quarter of 1996 was $804,000, or 2.8% of net sales. Operating income for the comparable period last year was $3,427,000, or 12.8% of net sales.

Interest expenses increased from $412,000 for the three months ended September 30, 1995 to $816,000 for the same period in 1996 due primarily to additional borrowings under the line of credit.


Nine Months Ended September 30, 1996 and 1995

Net sales for the nine months ended September 30, 1996, increased 11.1% to $89,841,000 from $80,888,000 in the comparable period in 1995, due to increases in sales of existing juvenile products (consisting of bulk and peggable products) home security and hardware products, and sales of new products introduced for sale in 1996.

Gross profit decreased 7.4% to approximately $27,679,000 from $29,883,000 in the comparable period in 1995. Gross profit as a percentage of net sales decreased to 30.8% compared to 36.9% for the nine months ended September 30, 1996 largely due to a charge of $5,251,000 taken in the second quarter of 1996 for inventory valuation adjustments primarily related to the Company's plans to discontinue lower margin products and a charge of $1,520,000 for vendor credits and customer credit adjustments.

Selling general and administrative expenses were approximately $19,840,000 during the nine months ended September 30, 1995. For the same period ending September 30, 1996, selling, general, and administrative expenses were approximately $35,808,000. This increase of approximately $16,000,000 was partly attributed to (i) a charge of $3,355,000 relating to increases in the reserves for customer credits on accounts receivable, (ii) additional charges of $3,320,000 related to write-offs of design, packaging and product development costs normally amortized evenly over the year and additional legal, professional, and other accruals, and (iii) a write down of molds and other capital assets in the amount of $2,800,000 relating primarily to the planned discontinuance of certain product lines. Selling, general and administrative expenses also increased due to increases in payroll and payroll related costs associated with the continued development of the Company's infrastructure, and increases in legal and professional fees and rent and utilities. In addition, the Company recorded $587,603 in charges for non-employee stock compensation expense under SFAS 123.

As a result of the above factors, the Company incurred an operating loss of $6,722,144 for the nine months ended September 30, 1996 versus operating income of $5,701,000 during the same period in 1995.

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

EXHIBIT*                            DESCRIPTION


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

* Exhibits 11 and 27, which are the only Exhibits containing amended information, are the only Exhibits filed as an attachment to this amended report. All other Exhibits are incorporated herein by reference to the original report on Form 10-Q for the period ended September 30, 1996.

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



                                      Safety 1st, Inc.
                                      a Massachusetts corporation




Date:  May 12, 1997                   By: /s/ Michael Lerner
      ________________________            ------------------------------------
                                          Michael Lerner
                                          Chief Executive Officer
                                          (Principal Executive Officer)


Date:  May 12, 1997                   By: /s/ Richard Caturano
      ________________________            ------------------------------------
                                          Richard Caturano
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                                                   EXHIBIT INDEX

EXHIBIT*                          DESCRIPTION                               PAGE

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

* Exhibits 11 and 27, which are the only Exhibits containing amended information, are the only Exhibits filed as an attachment to this amended report. All other Exhibits are incorporated herein by reference to the original report on Form 10-Q for the period ended September 30, 1996.