Form 10-Q
period 1997-03-31
SAFETY 1ST INC
filed 1997-05-15
CIK 898306

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                                   (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                           Commission File No. 0-21404
                                               -------



                                SAFETY 1ST, INC.
             (Exact Name of Registrant as specified in its Charter)



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

The aggregate number of Registrant's shares outstanding on May 9, 1997 was 7,187,288 shares of Common Stock, $.01 par value.

                                                                          Page 2
                                SAFETY 1ST, INC.

                                      INDEX


                                                                         Page
PART I - FINANCIAL INFORMATION                                           ----

    ITEM 1.    FINANCIAL STATEMENTS

               CONDENSED BALANCE SHEETS AS OF MARCH 31,
                 1997 (UNAUDITED) AND DECEMBER 31, 1996                    3

               CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 FOR THE THREE MONTHS ENDED MARCH 31, 1997
                 AND 1996                                                  5

               STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE THREE MONTHS ENDED MARCH 31, 1997
                 AND 1996                                                  6

               NOTES TO CONDENSED FINANCIAL STATEMENTS
                 (UNAUDITED)                                               7

    ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS                                                8

PART II - OTHER INFORMATION

    ITEM 1.    LEGAL PROCEEDINGS                                          10

    ITEM 2.    CHANGES IN SECURITIES                                      10

    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                           11

SIGNATURES                                                                13

EXHIBIT INDEX                                                             14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                SAFETY 1ST, INC.

                            CONDENSED BALANCE SHEETS

                                   (Unaudited)

                                                                    March 31,       December 31,
                                                                       1997           1996
                                                                    -----------     -----------

ASSETS
CURRENT ASSETS:

Cash                                                                $ 1,662,492     $   509,403

Accounts receivable, less allowance
    for doubtful accounts of $3,300,000
    and $3,300,000, respectively                                     23,117,904      20,237,347

Inventory                                                            13,028,392      17,145,683

Prepaid expenses                                                        700,166         938,288

Tax refund receivable                                                        --       5,026,644

Deferred loan acquisition costs, net of  accumulated
    amortization of $158,457                                          1,109,201              --
                                                                    -----------     -----------

                  Total current assets                               39,618,155      43,857,365
                                                                    -----------     -----------

PROPERTY AND EQUIPMENT, net of accumulated
    depreciation and amortization of $5,524,919
    and $4,385,545, respectively                                     11,614,810      12,163,032
                                                                    -----------     -----------

OTHER ASSETS:

Deposits                                                              2,687,663       3,240,821

Software systems in process                                           3,111,871       2,155,195

Goodwill, net of amortization of $340,720 and
    $267,576, respectively                                            6,765,410       6,838,554

Deferred income taxes                                                 2,218,000       2,218,000

Patents and trademarks, net of amortization of
    $378,074 and $353,746, respectively                                 638,279         662,607

Other                                                                   140,985         141,078
                                                                    -----------     -----------


Total other assets                                                   15,562,208      15,256,255
                                                                    -----------     -----------

                                                                    $66,795,173     $71,276,652
                                                                    ===========     ===========

   The Condensed Balance Sheet at December 31, 1996 has been derived from the audited financial statements at that date.
   The accompanying notes are an integral part of these Condensed Financial Statements.

                                SAFETY 1ST, INC.

                                   (Unaudited)

                                                                    March 31,           December 31,
                                                                      1997                 1996
                                                                  ------------         ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Revolving credit facility                                         $ 38,972,309         $ 36,652,657

Accounts payable and accrued expenses                               23,713,714           30,210,729

Notes payable and current portion of capital lease obligation        1,499,000            2,074,403
                                                                  ------------         ------------


           Total current liabilities                                64,185,023           68,937,789


OTHER LIABILITIES

 Capital lease obligation, net of current portion                      223,807              260,651
                                                                  ------------         ------------


           Total liabilities                                        64,408,830           69,198,440

STOCKHOLDERS' EQUITY

Common stock, $.01 par value, 15,000,000 shares authorized,
     7,187,288 and 7,178,156 issued at March 31, 1997 and
     December 31, 1996, respectively                                    71,873               71,781

Additional paid in capital                                          34,607,235           34,496,395

Accumulated deficit                                                (32,292,765)         (32,489,964)
                                                                  ------------         ------------

           Total stockholders' equity                                2,386,343            2,078,212
                                                                  ------------         ------------

                                                                  $ 66,795,173         $ 71,276,652
                                                                  ============         ============

   The Condensed Balance Sheet at December 31, 1996 has been derived from the audited financial statements at that date.
   The accompanying notes are an integral part of these Condensed Financial Statements.

                                SAFETY 1ST, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                      Three Months Ended March 31,
                                                          1997           1996
                                                       -------------------------

Net sales                                              $24,269,359   $32,006,438

Cost of sales                                           14,676,302    19,113,872
                                                       -----------   -----------

Gross profit                                             9,593,057    12,892,566

Selling, general and administrative expenses             8,126,848     9,511,894
                                                       -----------   -----------

Operating income                                         1,466,209     3,380,672

Interest expense                                         1,153,283       642,820
                                                       -----------   -----------

Income before income taxes                                 312,926     2,737,852

Income taxes expense                                       115,727     1,033,834
                                                       -----------   -----------

Net income                                             $   197,199   $ 1,704,018
                                                       ===========   ===========

Net income per share                                   $      0.03   $      0.24
                                                       ===========   ===========

Weighted average shares outstanding                      7,185,154     7,150,616
                                                       ===========   ===========

              The accompanying notes are an integral part of these
                        Condensed Financial Statements.

                                SAFETY 1ST, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Three Months Ended March 31,
                                                                           1997             1996
                                                                       --------------------------------
Cash flows from operating activities:
Net income                                                             $   197,199         $ 1,704,018
                                                                       -----------         -----------
Adjustments to reconcile net income to net cash
    provided by (used in)
    operating activities:
       Depreciation                                                      1,169,333             986,712
       Amortization                                                        255,930             120,998
       Cumulative translation adjustment                                        --               1,362
                                                                       -----------         -----------
Net cash provided by operating activities
    before changes in assets and liabilities:                            1,622,462           2,813,090
       Changes in assets and liabilities:
           (Increase) decrease in:
              Accounts receivable                                       (2,880,557)         (9,653,278)
              Inventory                                                  4,117,291          (1,583,862)
              Prepaid expenses                                             238,119             659,644
              Tax refund receivable                                      5,026,644           1,932,718
              Deferred income taxes                                             --             100,427
              Other assets                                                      93              11,507
           Decrease in:
              Accounts payable and accrued expenses                     (7,105,534)           (290,941)
                                                                       -----------         -----------

    Net cash provided by (used in) operating activities                  1,018,518          (6,010,695)
                                                                       -----------         -----------

Cash flows used in investing activities:
Acquisitions                                                                    --          (1,616,416)
Acquisition of property and equipment                                      (67,951)           (538,870)
Increase in deposits                                                      (641,481)         (1,059,113)
Acquisition of patents and trademarks                                           --             (31,549)
Increase in system software in process                                    (956,676)                 --
                                                                       -----------         -----------

Net cash used in investing activities                                   (1,666,108)         (3,245,948)
                                                                       -----------         -----------

Cash flows provided by (used in) financing activities:
Net proceeds on revolving credit facility                                2,319,652          10,421,802
Repayment of bank debt assumed and notes payable                                --            (683,385)
Proceeds from exercised stock options                                      110,932                  --
Loan acquisition fees                                                      (17,658)           (206,232)
Repayment of notes payable and capital lease obligation                   (862,247)                 --
Loan from officer                                                          250,000                  --
                                                                       -----------         -----------

Net cash provided by financing activities                                1,800,679           9,532,185
                                                                       -----------         -----------

Net increase in cash                                                     1,153,089             275,542
Cash and cash equivalents - beginning
  of period                                                                509,403              24,456
                                                                       -----------         -----------

Cash and cash equivalents - end of period                              $ 1,662,492         $   299,998
                                                                       ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for
Interest                                                               $   938,123         $   526,000
                                                                       ===========         ===========

Taxes                                                                  $        --         $        --
                                                                       ===========         ===========


The accompanying notes are an integral part of these Condensed Financial
                                  Statements.

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

     Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the financial statements filed as part of the Company's Annual Report on Form 10-K filed for the year ended December 31, 1996.

     In 1997, common stock equivalents are not reflected in the net income per share computation presented in the condensed statements of income, as the dilutive effect is less than 3%.

     The results of the operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 is required to be implemented for the year ended December 31, 1997 and requires the presentation of basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted EPS. Management does not expect that the adoption of SFAS 128 will have a material impact on the Company's earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statement of Forward-Looking Information:

The Company may occasionally make forward-looking statements and estimates, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These forward-looking statements may be contained in SEC filings, Annual Reports to Shareholders, Press Releases and oral statements, among others, made by the Company. Actual results could differ materially from those in such forward-looking statements. Therefore, no assurances can be given that the results in such forward-looking statements will be achieved. Important factors that could cause the Company's actual results to differ from those contained in such forward-looking statements include, among others, inability to generate successful new product ideas, reduced demand for the Company's products, inability to successfully implement the new information system, and inability to manage operations and future growth. These and other factors are discussed in greater detail in Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

Results of Operations:

Three Months Ended March 31, 1997 and 1996
------------------------------------------

Net sales for the three months ended March 31, 1997 decreased 24.2% to approximately $24,269,000 from approximately $32,006,000 in the comparable period in 1996. The decrease in net sales is due primarily to the shift in timing of the new product introductions from the first quarter in 1996 to the second quarter in 1997. New product sales in the first quarter of 1997 were approximately $600,000 versus approximately $8,600,000 for the same period in 1996. Juvenile sales comprised 95% of total sales, while home security sales were 5% of the total.

Gross profit for the three months ended March 31, 1997 was approximately $9,593,000, or 39.5% of net sales, as compared to approximately $12,893,000, or 40.3% of net sales, for the three months ended March 31, 1996.

Selling, general and administrative expenses decreased 14.6% to approximately $8,127,000 for the three months ended March 31, 1997 from approximately $9,512,000 for the three months ended March 31, 1996. This decrease is due in part to the reduction of the variable cost components of selling, general and administrative costs as sales have decreased. The remainder of the decrease is due primarily to decreases in professional and consulting fees and temporary help.

Operating income for the first quarter of 1997 was approximately $1,466,000, or 6.0% of net sales. Operating income for the comparable period last year was approximately $3,381,000, or 10.6% of net sales.

Interest expense increased to approximately $1,153,000 for the three months ended March 31, 1997 from approximately $643,000 in the same period in the prior year due to the inclusion of approximately $158,000 of loan acquisition fee amortization and additional costs of borrowings under the revolving credit facility.

Liquidity and Capital Resources
-------------------------------

During the past two years, the Company has financed its operations primarily through borrowings under its term loan and revolving credit facility and internally generated funds. In January 1997, the Company entered into a credit facility with a new lender consisting of a $25 million term loan and a $20 million revolving credit facility, both of which expire on May 1, 1998. The Company's current borrowing arrangements are classified as short-term. As a result of this refinancing, the Company expects its cost of funds to increase over the term of indebtedness. In addition, the Company's principal shareholder may be required to pledge additional shares of the Company's stock as additional collateral with respect to the borrowings. If such collateral is not pledged, it would constitute an event of default under the terms of the credit facility.

In addition to refinancing the revolving credit facility, management commenced and initiated a plan to improve both liquidity and operating income. The objectives of the plan are to simplify business practices, reduce operating costs, and reduce working capital requirements. Implementation of the plan started in 1996 and is continuing through 1997. There are no assurances, however, that the actions taken, or to be taken, by the Company will achieve the above intended objectives.

Net cash provided by operations increased to $1,019,000 for the three months ended March 31, 1997 versus net cash used in operations of $6,011,000 for the three months ended March 31, 1996. The primary cause of the improvement was the decrease in the inventory balance and receipt of a tax refund receivable offset by decreases in accounts payable and accrued expenses.

Cash flows used in investing activities was $1,666,000 due to the purchase of property and equipment, mainly molds for new products to be introduced in 1997 as well as the purchase and implementation of an integrated computer system expected to be fully operational during 1997. During the first quarter of 1997, net cash provided by financing activities was $1,801,000, primarily related to proceeds from the Company's revolving credit facility offset by repayment of the note payable issued in connection with the acquisition of Orleans Juvenile Products, Inc.

The Company believes that its cash on hand, together with its current borrowing facility, will be sufficient to meet its operating and other cash requirements over the next twelve months. The Company is also seeking other financing on terms which may be more favorable to the Company to help meet future needs. There are no assurances that the Company will be able to obtain such financing.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 is required to be implemented for the year ended December 31, 1997 and requires the presentation of basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted EPS. Management does not expect that the adoption of SFAS 128 will have a material impact on the Company's earnings per share.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

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


Item 2.  Changes in Securities.

      (c) On January 31, 1997, pursuant to the Company's credit facility with its lender, the Company issued warrants for up to 350,000 shares of the Company's common stock, which warrants have been delivered into escrow and are being held pursuant to the terms of an Escrow Agreement. The warrants were issued to Goldman Sachs Credit Partners L.P. ("GSCP") and are to be released from escrow and delivered to the lender as follows: if the credit facility is still in effect on July 31, 1997, a warrant for 250,000 shares shall be delivered; if the credit facility is still in effect on October 31, 1997, a warrant for an additional 50,000 shares shall be delivered; and if the credit facility is still in effect on January 31, 1998, a warrant for the final 50,000 shares shall be delivered. In the event the Company shall be unable to register the stock underlying the warrants within sixty days after the release of the initial 250,000 warrants (on or before September 29, 1997), the Company is obligated to pay its lender up to $100,000 per month until the earlier of the date of such registration and the date the underlying stock may be sold under Rule 144 promulgated under the Securities Act of 1933. The warrants were sold otherwise than for cash as part of the consideration for the Company's credit facility and were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1993. Each warrant is exercisable through January 31, 2004, or otherwise as provided in the warrant, at the exercise price of $8.75 per share.

     Pursuant to the terms of its credit facility, the Company is prohibited from declaring or paying any cash dividends.

Item 6.  Exhibits and Reports on Form 8-K.

The following Exhibits are filed as part of this report:

Exhibit                           Description
-------                           -----------

10.1        First Amended and Restated Loan Agreement dated as of January 31,
            1997, among the Company, as Borrower, the Lenders listed on the signature pages thereof, as Banks, and GSCP, as Agent (Exhibit 10.1 to the Company's Report on Form 8-K dated February 7, 1997 and incorporated herein by reference).

10.2        $20,000,000 Revolving Note dated January 31, 1997, executed by the
            Company in favor of GSCP, as Agent (Exhibit 10.2 to the Company's
            Report on Form 8-K dated February 7, 1997 and incorporated herein by reference).

10.3        $25,000,000 Term Note dated January 31, 1997, executed by the
            Company in favor of GSCP as Agent (Exhibit 10.3 to the Company's
            Report on Form 8-K dated February 7, 1997 and incorporated herein by reference).

10.4        Escrow Agreement dated January 31, 1997, among the Company, GSCP and
            O'Melvery & Meyers LLP.

10.5        Warrant dated January 31, 1997, to purchase 250,000 shares of
            Registrant's common stock issued to GSCP.

10.6        Warrant dated January 31, 1997, to purchase 50,000 shares of
            Registrant's common stock issued to GSCP.

10.7        Warrant dated January 31, 1997, to purchase 50,000 shares of
            Registrant's common stock issued to GSCP.

11          Statement re: Computation of Per Share Earnings.

27          Financial Data Schedule

99          Important Factors Regarding Forward-Looking Statements (Included as
            Exhibit 99 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

Reports on Form 8-K.

     The Company filed a report on Form 8-K on February 7, 1997, which disclosed
(i) that the Company entered into a new credit facility with a new lender and
(ii) that the Company obtained a final judgment and order of dismissal with prejudice of a class action lawsuit.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    SAFETY 1ST, INC.
                                    a Massachusetts corporation


Date:  May 15, 1997                 By: /s/ Michael Lerner
                                        ----------------------------------
                                        Michael Lerner,
                                        Chief Executive Officer
                                        (Principal Executive Officer)



Date:  May 15, 1997                 By: /s/ Richard Caturano
                                        ----------------------------------
                                        Richard Caturano,
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit                             Description                                    Page
-------                             -----------                                    ----
10.1        First Amended and Restated Loan Agreement dated as of January 31,
            1997, among the Company, as Borrower, the Lenders listed on the signature pages thereof, as Banks, and GSCP, as Agent (Exhibit 10.1 to the Company's Report on Form 8-K dated February 7, 1997 and incorporated herein by reference).

10.2        $20,000,000 Revolving Note dated January 31, 1997, executed by the
            Company in favor of GSCP, as Agent (Exhibit 10.2 to the Company's
            Report on Form 8-K dated February 7, 1997 and incorporated herein by reference).

10.3        $25,000,000 Term Note dated January 31, 1997, executed by the
            Company in favor of GSCP as Agent (Exhibit 10.3 to the Company's
            Report on Form 8-K dated February 7, 1997 and incorporated herein by reference).

10.4        Escrow Agreement dated January 31, 1997, among the Company, GSCP and
            O'Melvery & Meyers LLP.

10.5        Warrant dated January 31, 1997, to purchase 250,000 shares of
            Registrant's common stock issued to GSCP.

10.6        Warrant dated January 31, 1997, to purchase 50,000 shares of
            Registrant's common stock issued to GSCP.

10.7        Warrant dated January 31, 1997, to purchase 50,000 shares of
            Registrant's common stock issued to GSCP.

11          Statement re: Computation of Per Share Earnings.

27          Financial Data Schedule

99          Important Factors Regarding Forward-Looking Statements
            (included as Exhibit 99 to Registrant's Annual Report on Form 10-
            K for the year ended December 31, 1996, and incorporated herein by reference).