Form 10-Q
period 1997-06-28
SAFETY 1ST INC
filed 1997-08-12
CIK 898306

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                                   (Mark One)
         [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                                       or

         [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from April 1, 1997 to June 28, 1997

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

         The aggregate number of Registrant's shares outstanding on July 31, 1997 was 7,187,288 shares of Common Stock, $.01 par value.

                                SAFETY 1ST, INC.

                                      INDEX







PART I - FINANCIAL INFORMATION

    ITEM 1.    FINANCIAL STATEMENTS

               CONDENSED BALANCE SHEETS AS OF JUNE 28, 1997
                 AND DECEMBER 31, 1996 (Unaudited)                             3

               CONDENSED STATEMENTS OF OPERATIONS FOR THE
                 THREE MONTHS ENDED JUNE 28, 1997 AND
                 JUNE 30, 1996 (Unaudited)                                     5

               CONDENSED STATEMENTS OF OPERATONS FOR THE
                 SIX MONTHS ENDED JUNE 28, 1997 AND
                 JUNE 30, 1996 (Unaudited)                                     6

               STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
                 ENDED JUNE 28, 1997 AND
                 JUNE 30, 1996 (Unaudited)                                     7

               NOTES TO CONDENSED FINANCIAL STATEMENTS
                 (Unaudited)                                                   8

    ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS (Unaudited)                                        9

PART II - OTHER INFORMATION

    ITEM 1.    LEGAL PROCEEDINGS                                              11

    ITEM 2.    CHANGES IN SECURITIES                                          11

    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            11

    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                               12

SIGNATURES                                                                    13

EXHIBIT INDEX                                                                 14

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                SAFETY 1ST, INC.

                                              CONDENSED BALANCE SHEETS

                                                    (Unaudited)
                                                                                  June 28,            December 31,
                                                                                    1997                  1996
                                                                                ----------------------------------
ASSETS

CURRENT ASSETS

    Cash                                                                        $ 1,039,513            $   509,403

    Accounts receivable, less allowance
        for doubtful accounts of $2,000,000
        and $3,300,000, respectively                                             28,530,086             20,237,347

    Inventory                                                                    13,676,467             17,145,683

        Prepaid expenses                                                            724,447                938,288

    Tax refund receivable                                                                 -              5,026,644

           Deferred loan acquisition costs, net of  accumulated
               amortization of  $396,144                                            871,514                      -
                                                                                ----------------------------------

                  Total current assets                                           44,842,027             43,857,365
                                                                                ----------------------------------

PROPERTY AND EQUIPMENT, net of accumulated
        depreciation and amortization of $6,203,522
        and $4,385,545, respectively                                             12,984,170             12,163,032
                                                                                ----------------------------------

OTHER ASSETS:

        Deposits                                                                    997,242              3,240,821

        Software systems in process                                               4,240,828              2,155,195

        Goodwill, net of amortization of $413,858 and
           $267,567, respectively                                                 6,692,263              6,838,554

        Deferred income taxes                                                     2,218,000              2,218,000

        Patents and trademarks, net of amortization of
           $404,498 and $353,746, respectively                                      617,855                662,607

        Other                                                                       466,129                141,078
                                                                                ----------------------------------

                  Total other assets                                             15,232,317             15,256,255
                                                                                ----------------------------------

                                                                                $73,058,514            $71,276,652
                                                                                ==================================


   The Condensed Balance Sheet at December 31, 1996 has been derived from the audited financial statements at that date.
    The accompanying notes are an integral part of these Condensed Financial
                                   Statements

                                SAFETY 1ST, INC.

                                        CONDENSED BALANCE SHEETS - CONTINUED

                                                    (Unaudited)
                                                                                  June 28,             December 31,
                                                                                    1997                   1996
                                                                                -----------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Revolving credit facility                                                   $ 42,608,759           $ 36,652,657

    Accounts payable and accrued expenses                                         25,165,548             30,210,729

    Notes payable and current portion of capital lease obligation                  1,492,779              2,074,403
                                                                                -----------------------------------
                  Total current liabilities                                       69,267,086             68,937,789

OTHER LIABILITIES

    Capital lease obligation, net of current portion                                 191,893                260,651
                                                                                -----------------------------------


                  Total liabilities                                               69,458,979             69,198,440
                                                                                -----------------------------------

STOCKHOLDERS' EQUITY

    Common stock, $.01 par value, 15,000,000
        shares authorized, 7,187,288 and
        7,178,156 issued at June 28, 1997
        and December 31, 1996, respectively                                           71,873                 71,781

    Additional paid in capital                                                    34,607,232             34,496,395

    Accumulated Deficit                                                          (31,079,570)           (32,489,964)
                                                                                -----------------------------------

    Total stockholders' equity                                                     3,599,535              2,078,212
                                                                                -----------------------------------

                                                                                $ 73,058,514           $ 71,276,652
                                                                                ===================================








   The Condensed Balance Sheet at December 31, 1996 has been derived from the audited financial statements at that date.
    The accompanying notes are an integral part of these Condensed Financial
                                   Statements

                                SAFETY 1ST, INC.

                                         CONDENSED STATEMENTS OF OPERATIONS

                                                    (Unaudited)



                                                                        Three Months Ended
                                                                   June 28,              June 30,
                                                                     1997                  1996
                                                                 ----------------------------------

Net sales                                                        $29,128,969           $ 28,609,210

Cost of sales                                                     17,429,046             23,323,042
                                                                 ----------------------------------

Gross profit                                                      11,699,923              5,286,168

Selling, general and administrative expenses                       8,663,734             17,599,877
                                                                 ----------------------------------

Operating income (loss)                                            3,036,189            (12,313,709)

Interest expense                                                   1,110,483                866,383
                                                                 ----------------------------------

Income (loss) before income taxes (benefit)                        1,925,706            (13,180,092)

Income tax expense (benefit)                                         712,511             (4,987,007)
                                                                 ----------------------------------

Net income (loss)                                                $ 1,213,195           $ (8,193,085)
                                                                 ==================================


Net income (loss) per share                                      $      0.17           $      (1.14)
                                                                 ==================================


Weighted average shares outstanding                                7,187,288              7,155,616
                                                                 ==================================








    The accompanying notes are an integral part of these Condensed Financial
                                   Statements

                                SAFETY 1ST, INC.

                                         CONDENSED STATEMENTS OF OPERATIONS

                                                    (Unaudited)



                                                                                           Six Months Ended
                                                                                    June 28,               June 30,
                                                                                      1997                   1996
                                                                                  -----------------------------------

Net sales                                                                         $53,398,327            $ 60,615,648

Cost of sales                                                                      32,105,347              42,610,813
                                                                                  -----------------------------------

Gross profit                                                                       21,292,980              18,004,835

Selling, general and administrative expenses                                       16,790,583              26,937,880
                                                                                  -----------------------------------

Operating income (loss)                                                             4,502,397              (8,933,045)
(8,933,045)

Interest expense                                                                    2,263,765               1,509,203
                                                                                  -----------------------------------

Income (loss) before income taxes (benefit)                                         2,238,632             (10,442,248)

Income taxes expense (benefit)                                                        828,238              (3,953,178)
                                                                                  -----------------------------------

Net income (loss)                                                                 $ 1,410,394            $ (6,489,070)
                                                                                  ===================================

Net income (loss) per share                                                       $      0.20            $      (0.91)
                                                                                  ===================================

Weighted average shares outstanding                                                 7,186,215               7,155,616
                                                                                  ===================================










    The accompanying notes are an integral part of these Condensed Financial
                                   Statements

                                SAFETY 1ST, INC.

                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)


                                                                                      Six Months Ended
                                                                            June 28,                      June 30,
                                                                              1997                          1996
                                                                          -----------------------------------------
Cash flows from operating activities:
    Net income (loss)                                                     $ 1,410,394                   $(6,489,070)
    Adjustments to reconcile net income to
        net cash used in operating activities:
           Depreciation                                                     1,817,977                     2,063,325
           Amortization                                                       593,188                       262,632
           Write-off property and equipment                                         -                     2,800,000
                                                                          -----------------------------------------
    Net cash provided by (used in) operating activities
        before changes in assets and liabilities:                           3,821,559                    (1,363,113)
           Changes in assets and liabilities:
               (Increase) decrease in:
                  Accounts receivable                                      (8,292,739)                   (3,886,339)
                  Inventory                                                 3,469,216                     1,467,197
                  Prepaid expenses                                            213,839                       439,373
                  Tax refund receivable                                     5,026,644                    (3,113,437)
                  Deferred income taxes                                             -                       100,477
                  Other assets                                               (325,051)                       61,866
               Decrease in:
                  Accounts payable and accrued expenses                    (5,312,213)                   (1,243,384)
                                                                          -----------------------------------------

    Net cash used in operating activities                                 $(1,398,745)                  $(7,537,360)
                                                                          -----------------------------------------

Cash flows used in investing activities:
    Acquisitions                                                                    -                    (2,304,263)
    Acquisition of property and equipment                                  (1,378,504)                   (3,544,435)
    Increase in system software in process                                 (2,085,633)                            -
    Acquisition of patents and trademarks                                      (6,000)                     (108,381)
                                                                          -----------------------------------------

    Net cash used in investing activities                                 $(3,470,137)                  $(5,957,079)
                                                                          -----------------------------------------

Cash flows provided by financing activities:
    Net proceeds on revolving credit facility                               5,956,102                    14,540,000
    Repayment of bank debt assumed and notes payable                         (900,382)                     (683,385)
    Proceeds from exercised stock options                                     110,930                        60,000
    Loan acquisition fees                                                     (17,658)                     (374,336)
    Loan from officer                                                         250,000                             -
                                                                          -----------------------------------------

    Net cash provided by financing activities                             $ 5,398,992                   $13,542,279
                                                                          -----------------------------------------

Net increase in cash                                                          530,110                        47,840
Cash and cash equivalents - beginning
    of period                                                                 509,403                        24,456
                                                                          -----------------------------------------

Cash and cash equivalents - end of period                                 $ 1,039,513                   $    72,296
                                                                          =========================================

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for
        Interest                                                          $ 1,023,000                   $ 1,147,887
                                                                          =========================================
        Taxes                                                             $         -                   $    57,000
                                                                          =========================================

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

    The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

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

    The results of the operations for the six months ended June 28, 1997 are not necessarily indicative of the operating results for the full year.

    Effective April 1, 1997, the Company changed its reporting period from a calendar year to a 52/53 week period ending on the Saturday closest to December 31. Management does not expect the change to have a material effect on the results of operations.

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 is required to be implemented for the year ended December 31, 1997 and requires the presentation of basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share. Management does not expect that the adoption of SFAS 128 will have a material impact on the Company's earnings per share.

NOTE 2. OTHER MATTERS

    On July 30, 1997 the Company entered into a $55,000,000 refinancing of its existing $45,000,000 credit facility. The refinancing includes a new $40,000,000 credit facility providing for $27,500,000 of revolving working capital financing and a $12,500,000 term-loan with a new lender. The new credit facility, which expires in July 2002, has an interest rate, at the Company's option, of LIBOR plus 2.75% or prime plus 1.75% on the revolving credit facility, and LIBOR plus 3% or prime plus 2% on the term-loan. The refinancing also includes a $15,000,000 private placement of 15,000 shares of six-year redeemable preferred stock with a liquidation preference of $1,000 per share plus accrued but unpaid dividends and a dividend rate of either 10% in cash or 13.25% non-cash, compounded quarterly. The preferred stock includes the issuance of ten-year warrants to purchase approximately 1,270,000 shares of the Company's common stock, subject to adjustment, at an exercise price of $.01 per share. The Company will allocate the proceeds from the redeemable preferred stock and the warrants based on the estimated value of such warrants at the issue date. The balance of deferred loan acquisition costs remaining at June 28, 1997 from the refinanced credit facility of approximately $870,000 will be charged off to expense in the third quarter of 1997.

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

    Results of Operations:

    Three Months Ended June 28, 1997 and June 30, 1996
    --------------------------------------------------

    Net sales for the three months ended June 28, 1997 increased 1.8% to approximately $29,129,000 from $28,609,000 in the comparable period in 1996. The increase is due to an increase in sales of existing products carried forward from the previous years' line from $17,500,000 in 1996 to $24,200,000 in 1997. This increase was partially offset by a decrease in new product sales due, in part, to the shift in timing of new product introductions in 1997 as compared to 1996, as well as the Company's reduction of the number of new products introduced in 1997 versus 1996. New product sales for the three months ended June 28, 1997 were approximately $4,900,000 versus $11,100,000 for the same period in 1996. Juvenile sales comprised 99% of the business while home security sales made up the balance.

    Gross profit for the three months ended June 28, 1997 was $11,700,000, or 40.2% of net sales as compared to $5,286,000 or 18.5% for the three months ended June 30, 1996 (or as compared to $11,340,000 or 38.0% for the same period last year, excluding the 1996 second quarter special charges).

    Selling, general and administrative expenses decreased by $8,936,000 to $8,664,000 for the three months ended June 28, 1997 from $17,600,000 for the comparable 1996 period. Excluding the 1996 second quarter special charges of $7,747,000, this decrease would have been $1,189,000. The decrease is attributable to continued focus on cost controls in 1997 primarily in the areas of temporary help, professional and consulting fees.

    As a result of the above factors, operating income for the three months ended June 28, 1997 was $3,036,000. The operating loss for the comparable period last year was ($12,314,000).

    Interest expense increased to $1,110,000 for three months ended June 28, 1997 from $866,000 for the same period in 1996 due to the inclusion of $235,000 of loan acquisition fee amortization and additional costs of borrowings under the revolving credit facility.

    Six Months Ended June 28, 1997 and June 30, 1996
    ------------------------------------------------

    Net sales for the six months ended June 28, 1997 decreased 11.9% to $53,398,000 from $60,616,000 in the comparable period in 1996 due to a decrease in sales of new products from $19,600,000 in 1996 compared to $5,600,000 in 1997 due, in part, to the shift in timing of new product introductions in 1997 as compared to 1996, as well as the Company's reduction of the number of new products introduced in 1997 versus 1996. This decrease was offset by an increase in sales of existing products carried forward from the previous years' line from $41,000,000 in 1996 to $47,800,000 in 1997.

    Gross profit for the six months ended June 28, 1997 was $21,293,000 or 39.9% of net sales versus $18,005,000, or 29.7% for the comparable period in 1996. Excluding special charges in 1996, gross profit would have been $24,058,000 or 38.9% of net sales.

    Selling, general and administrative expenses were $16,791,000 for the six months ended June 28, 1997.

    For the same period ending 1996, selling, general and administrative expenses were $26,938,000, a decrease of $10,147,000. Excluding 1996 second quarter charges of $7,747,000, the decrease would have been $2,400,000. This decrease is attributable to the reduction of the variable cost component of selling, general, and administrative costs consistent with the decrease in sales, and a decrease due to the continued focus on cost controls, primarily in the areas of temporary help, professional and consulting fees.

    As a result of the above factors, operating income was $4,502,000 for the six months ended June 28, 1997 versus an operating loss of ($8,933,000) during the same period in 1996.

    Interest expense increased from $1,509,000 for the six months ended June 30, 1996 to $2,264,000 for the same period in 1997 due to the inclusion of $396,000 of loan acquisition fee amortization and additional costs of borrowing under the revolving credit facility note.


    Liquidity and Capital Resources
    -------------------------------

    During 1995 and 1996, the Company financed its operations primarily through borrowings under its term-loan and working capital facility and internally generated funds. In January 1997, the Company entered into a $45,000,000 credit facility with a new lender consisting of a $25,000,000 term-loan and a $20,000,000 revolving credit facility, both of which were scheduled to expire on May 1, 1998. Under this credit facility, the Company's cost of funds was scheduled to increase at compounding rates over the term of indebtedness and, therefore, it was the Company's intent to seek other financing on terms more favorable to the Company. The Company's borrowing at June 28, 1997 under this arrangement is classified as short-term.

    On July 30, 1997 the Company entered into a $55,000,000 refinancing of its existing $45,000,000 credit facility. The refinancing includes a new $40,000,000 credit facility providing for $27,500,000 of revolving working capital financing and a $12,500,000 term-loan with a new lender. The new credit facility, which expires in July 2002, has an interest rate, at the Company's option, of LIBOR plus 2.75% or prime plus 1.75% on the revolving credit facility, and LIBOR plus 3% or prime plus 2% on the term-loan. The refinancing also includes a $15,000,000 private placement of 15,000 shares of six-year redeemable preferred stock with a liquidation preference of $1,000 per share plus accrued but unpaid dividends and a dividend rate of either 10% in cash or 13.25% non-cash, compounded quarterly. The preferred stock includes the issuance of ten-year warrants to purchase approximately 1,270,000 shares of the Company's common stock, subject to adjustment, at an exercise price of $.01 per share. The Company will allocate the proceeds from the redeemable preferred stock and the warrants based on the estimated value of such warrants at the issue date. The balance of deferred loan acquisition costs remaining at June 28, 1997 from the refinanced credit facility of approximately $870,000 will be charged off to expense in the third quarter of 1997.

    In addition to refinancing the revolving credit facility, management initiated a plan to improve both liquidity and operating income. The objectives of the plan are to simplify business practices, reduce operating costs, and reduce working capital requirements. Implementation of the plan started in 1996 and is continuing through 1997. There are no assurances, however, that the actions taken, or to be taken, by the Company will achieve the above intended objectives.

    Net cash used by operations decreased to $1,399,000 for the six months ended June 28, 1997 versus net cash used for operations of $7,537,000 for the six months ended June 30, 1996. The primary cause of the improvement was the decrease in the inventory balance and receipt of a tax refund receivable offset by increases in accounts receivable and decreases in accounts payable and accrued expenses.

    Cash flows used in investing activities was $3,470,000 due to the purchase of property and equipment, principally molds for new products to be introduced in 1997 and 1998 as well as the purchase and implementation of an integrated computer system expected to become fully operational during the forth quarter of 1997. During 1997, net cash provided by financing activities was $5,399,000, primarily related to proceeds from the Company's revolving credit facility offset by repayment of the note payable issued in connection with the acquisition of Orleans Juvenile Products, Inc. in February 1996.

    The Company believes that its cash, together with its new financing will be sufficient to meet its operating and other cash requirements for the next twelve months.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Company encounters personal injury litigation related to its products in the ordinary course of business. The Company maintains product liability insurance in amounts deemed adequate by the Company's management. The Company believes that there are no claims or litigation pending, the outcome of which could have a material adverse effect on the financial position of the Company.

Item 2.  Changes in Securities.

         (b) On July 30, 1997, the Company entered into a $55 million refinancing of its business comprised of a $40 million credit facility and a $15 million private placement of 15,000 shares of Series A Redeemable Preferred Stock, $1.00 par value per share (the "Preferred Shares"), and warrants to purchase 1,268,346 shares (subject to adjustment) of the Company's Common Stock (the "Warrants"). The Preferred Shares have certain dividend and liquidation rights that are senior to or otherwise affect the rights of the holders of the Company's Common Stock as follows: (i) no dividends may be paid on the Company's Common Stock without the affirmative consent or approval of the holders of a majority of the Preferred Shares outstanding; and (ii) in the event of the liquidation, dissolution or winding up of the Company, the holders of the Preferred Shares are entitled to receive for each Preferred Share, before any payment is made to the holders of the Common Stock, an amount for each Preferred Share equal to $1,000 plus all accrued but unpaid dividends. In addition, no dividends may be paid on the Company's Common Stock so long as the purchasers of the Preferred Shares and Warrants (or their successors, assigns or transferees) hold Common Stock and/or rights to acquire Common Stock pursuant to Warrants (collectively the "Common Equivalents") equal to 5% or more of the Common Equivalents, without the consent of the purchasers (or their successors, assigns or transferees), as more particularly set forth in the Stock and Warrant Purchase Agreement executed in connection with the private placement. Further, the Company is prohibited by covenants in its credit facility from paying cash dividends so long as the term loan under the credit facility is outstanding, and thereafter unless at least $3 million of Unused Availability (as defined in the credit facility) would remain after dividend payment.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         (a) An Annual Meeting of Stockholders of the Company was held on May 28, 1997.

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

         (c) The results of the proposals submitted for vote were as follows:

                (i)   Election of Directors
                                                            Number of Shares
                                                            ----------------
                                                          For          Withhold
                                                          ---          Authority
                                                                       ---------

                      Michael Lerner                   5,636,418         340,757
                      Michael S. Bernstein             5,636,418         340,757
                      Curt R. Feuer                    5,636,418         340,757
                      Robert J. Drummond               5,636,418         340,757
                      Laurence S. Levy                 5,636,418         340,757
                      Mark Owens                       5,636,518         340,657

                (ii) Proposal to approve the adoption of the Company's 1996 Employee and Director Stock Option Plan

                                                                Number of Shares
                                                                ----------------

                               For                                 4,615,701
                               Against                               482,296
                               Abstain                                12,295
                               Broker non-votes                      866,883


                (iii) Proposal to approve the adoption of the Company's 1996
                      Nonqualified Stock Option Plan

                                                                Number of Shares
                                                                ----------------

                               For                                 4,605,181
                               Against                               484,893
                               Abstain                                12,333
                               Broker non-votes                      874,768


                (iv) Proposal to ratify the appointment of Grant Thorton LLP as independent accountants for the current fiscal year.


                                                                Number of Shares
                                                                ----------------

                               For                                 5,951,075
                               Against                                17,160
                               Abstain                                 8,940
                               Broker non-votes                           --



Item 6.  Exhibits and Reports on Form 8-K.

(a)      The following exhibits are filed as part of this report:


       Exhibit            Description
       -------            -----------

          11              Statement re Computation of Per Share Earnings
          27              Financial Data Schedule
          99              Important Factors Regarding Forward-Looking Statements


(b)      Reports on Form 8-K

         The Company filed a Report on Form 8-K on May 1, 1997, which disclosed that the Company had changed its fiscal year-end.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                             SAFETY 1ST, INC.
                                             a Massachusetts corporation


Date: August 11, 1997                          By:    /S/ MICHAEL LERNER
                                                  --------------------
                                                   Michael Lerner,
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)



Date: August 11, 1997                          By:     /S/ RICHARD CATURANO
                                                  -----------------------
                                                   Richard Caturano,
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

                                  EXHIBIT INDEX



 Exhibit                   Description                                    Page
 -------                   -----------                                    ----


    11              Statement re Computation of Per Share Earnings
    27              Financial Data Schedule
    99              Important Factors Regarding Forward-Looking Statements