Form 10-Q
period 1997-09-27
SAFETY 1ST INC
filed 1997-11-12
CIK 898306

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                                   (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.

                For the quarterly period ended September 27, 1997

                                       or


      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.


                           Commission File No. 0-21404



                                SAFETY 1ST, INC.
             (Exact Name of Registrant as specified in its Charter)



      Massachusetts                           04-2836423
      (State or other jurisdiction            (I.R.S. Employer
      of incorporation or organization)       Identification Number)

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

                             Yes  X    No


     The aggregate number of Registrant's shares outstanding on October 31, 1997 was 7,187,288 shares of Common Stock, $.01 par value.

                                SAFETY 1ST, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

           CONDENSED BALANCE SHEETS AS OF SEPTEMBER 27, 1997
             AND DECEMBER 31, 1996 (Unaudited)                                 3

           CONDENSED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 27, 1997
             AND SEPTEMBER 30, 1996 (Unaudited)                                5

           CONDENSED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 27, 1997
             AND SEPTEMBER 30, 1996 (Unaudited)                                6

           STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 27, 1997
             AND SEPTEMBER 30, 1996 (Unaudited)                                7

           NOTES TO CONDENSED FINANCIAL STATEMENTS
             (Unaudited)                                                       8

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS (Unaudited)                                            9

PART II - OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS                                                  12

  ITEM 2.  CHANGES IN SECURITIES                                              12

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   13

SIGNATURES                                                                    15

EXHIBIT INDEX                                                                 16

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                SAFETY 1ST, INC.

                            CONDENSED BALANCE SHEETS

                                   (Unaudited)

                                                              September 27,   December 31,
                                                                  1997            1996
                                                              ----------------------------
ASSETS

CURRENT ASSETS

     Cash                                                     $ 1,163,601      $   509,403

     Accounts receivable, less allowance
         for doubtful accounts of $1,700,000
         and $3,300,000, respectively                          26,381,253       20,237,347

     Inventory                                                 17,601,446       17,145,683

     Prepaid expenses                                             607,288          938,288

     Tax refund receivable                                             --        5,026,644

     Deferred loan acquisition costs, net of accumulated
         amortization of $55,000                                1,509,000               --
                                                              ----------------------------

                  Total current assets                         47,262,588       43,857,365
                                                              ----------------------------

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation and amortization of $6,798,821
     and $4,385,545, respectively                              12,560,645       12,163,032
                                                              ----------------------------

OTHER ASSETS:

     Deposits                                                   1,563,916        3,240,821

     Software systems in process                                4,500,403        2,155,195

     Goodwill, net of amortization of $487,005 and
         $267,567, respectively                                 6,619,117        6,838,554

     Deferred income taxes                                      3,075,353        2,218,000

     Patents and trademarks, net of amortization of
         $433,019 and $353,746, respectively                      634,335          662,607

     Other                                                        553,142          141,078
                                                              ----------------------------

                  Total other assets                           16,946,266       15,256,255
                                                              ----------------------------

                                                              $76,769,499      $71,276,652
                                                              ============================


   The Condensed Balance Sheet at December 31, 1996 has been derived from the audited financial statements at that date. The accompanying notes are an integral part of these Condensed Financial Statements

                                SAFETY 1ST, INC.

                                   (Unaudited)

                                                                                 September 27,   December 31,
                                                                                     1997           1996
                                                                                 ----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Revolving credit facility                                                   $ 23,012,307    $ 36,652,657

     Accounts payable and accrued expenses                                         19,229,391      30,210,729

     Notes payable and current portion of capital lease obligation                  1,095,000       2,074,403
                                                                                 ----------------------------

                  Total current liabilities                                        43,336,698      68,937,789

OTHER LIABILITIES

     Capital lease obligation, net of current portion                                 313,745         260,651

     Long term notes payable                                                       12,500,000              --
                                                                                 ----------------------------

                  Total liabilities                                                56,150,443      69,198,440

SERIES A REDEEMABLE PREFERRED STOCK                                                 9,006,250              --

STOCKHOLDERS' EQUITY

     Common stock, $.01 par value, 15,000,000 shares authorized,
         7,187,288 and 7,178,156 issued at June 28, 1997
         and December 31, 1996, respectively                                           71,872          71,781

     Additional paid in capital                                                    40,241,234      34,496,395

     Accumulated deficit                                                          (28,700,300)    (32,489,964)
                                                                                 ----------------------------

                  Total stockholders' equity                                       11,612,806       2,078,212
                                                                                 ----------------------------

                                                                                 $ 76,769,499    $ 71,276,652
                                                                                 ============================


   The Condensed Balance Sheet at December 31, 1996 has been derived from the audited financial statements at that date. The accompanying notes are an integral part of these Condensed Financial Statements.

                                SAFETY 1ST, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                             Three Months Ended
                                                        September 27,   September 30,
                                                            1997            1996
                                                        -----------------------------
Net sales                                               $ 26,445,651     $ 29,225,848

Cost of sales                                             15,410,403       19,551,432
                                                        -----------------------------

Gross profit                                              11,035,248        9,674,416

Selling, general and administrative expenses               8,573,243        8,870,450
                                                        -----------------------------

Operating income                                           2,462,005          803,966

Interest expense                                           1,100,874          815,836
                                                        -----------------------------

Income (loss) before income tax expense (benefit)          1,361,131          (11,870)

Income tax expense (benefit)                              (1,496,378)         221,205
                                                        -----------------------------

Net Income (loss)                                          2,857,509         (233,075)

Dividends and accretion on redeemable preferred stock        478,250               --
                                                        -----------------------------

Net income (loss) available for common shareholders     $  2,379,259    $    (233,075)
                                                        =============================

Net income (loss) per common share                      $       0.29    $       (0.03)
                                                        =============================

Weighted average shares outstanding                        8,088,171        7,155,616
                                                        =============================


              The accompanying notes are an integral part of these
                         Condensed Financial Statements

                                SAFETY 1ST, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                              Nine Months Ended
                                                        September 27,   September 30,
                                                            1997            1996
                                                        -----------------------------
Net sales                                               $ 79,843,978     $ 89,841,499

Cost of sales                                             47,515,750       62,162,245
                                                        -----------------------------

Gross profit                                              32,328,228       27,679,254

Selling, general and administrative expenses              25,363,815       35,808,326
                                                        -----------------------------

Operating income (loss)                                    6,964,413       (8,129,072)

Interest expense                                           3,364,639        2,325,039
                                                        -----------------------------

Income (loss) before income tax benefit                    3,599,774      (10,454,111)

Income taxes benefit                                        (668,140)      (3,731,967)
                                                        -----------------------------

Net income (loss)                                          4,267,914       (6,722,144)

Dividends and accretion on redeemable preferred stock        478,250               --
                                                        -----------------------------

Net income (loss) available for common shareholders     $  3,789,664     $ (6,722,144)
                                                        =============================

Net income (loss) per share                             $       0.50     $      (0.94)
                                                        =============================

Weighted average shares outstanding                        7,613,999        7,155,616
                                                        =============================


              The accompanying notes are an integral part of these
                         Condensed Financial Statements.

                                SAFETY 1ST, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                            September 27,    September 30,
                                                                                1997             1996
                                                                            ------------------------------
Cash flows from operating activities:
     Net income (loss)                                                      $  4,267,914      $ (6,722,144)
     Adjustments to reconcile net income to
         net cash used in operating activities:
              Depreciation                                                     2,413,276         3,190,578
              Amortization                                                       353,711           439,328
              Write-off property and equipment                                        --         1,370,554
              Deferred income taxes                                             (857,354)          100,456
              Stock compensation expense                                              --           587,603
                                                                            ------------------------------
     Net cash provided by (used in) operating activities
         before changes in assets and liabilities:                             6,177,547        (1,033,625)
              Changes in assets and liabilities:
                  (Increase) decrease in:
                     Accounts receivable                                      (6,143,906)       (5,818,093)
                     Inventory                                                  (455,763)        1,471,025
                     Prepaid expenses                                            330,998          (307,280)
                     Tax refund receivable                                     5,026,644        (2,941,154)
                     Other assets                                               (412,065)         (139,593)
                  Increase (decrease) in:
                     Accounts payable and accrued expenses                    (9,967,340)        3,088,725
                                                                            ------------------------------

     Net cash used in operating activities                                    (5,443,885)       (5,679,995)

Cash flows used in investing activities
     Acquisitions                                                                     --        (2,195,730)
     Acquisition of property and equipment                                    (2,147,982)       (3,220,714)
     Increase in system software in process                                   (2,345,208)       (2,405,709)
     Acquisition of patents and trademarks                                       (51,000)         (136,335)
                                                                            ------------------------------

     Net cash used in investing activities                                    (4,544,190)       (7,958,488)


Cash flows provided by financing activities:
     Net borrowings (repayments) on revolving credit facility                (13,640,350)       15,556,514
     Proceeds from issuance of redeemable preferred stock                     15,000,000                --
     Proceeds from issuance of long-term note payable                         12,500,000                --
     Repayment of bank debt assumed, notes payable, and loan from officer     (1,176,309)         (894,499)
     Proceeds from exercised stock options                                        58,932            60,000
     Refinancing fees                                                         (2,350,000)         (598,232)
     Loan from officer                                                           250,000                --
                                                                            ------------------------------

     Net cash provided by financing activities                                10,642,273        14,123,783

     Net increase in cash                                                        654,198           485,300
     Cash and cash equivalents - beginning of period                             509,403            24,456
                                                                            ------------------------------
     Cash and cash equivalents - end of period                              $  1,163,601      $    509,756
                                                                            ==============================

Supplemental Disclosure of Cash Flow Information:
         Cash paid for during the period for
              Interest                                                      $  3,242,000      $  2,184,760
                                                                            ------------------------------
              Taxes                                                                   --      $     57,000
                                                                            ==============================


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

     The results of the operations for the nine months ended September 27, 1997 are not necessarily indicative of the operating results for the full year.

     Effective April 1, 1997, the Company changed its reporting period from a calendar year to a 52/53 week period ending on the Saturday closest to December 31. Management does not expect the change to have a material effect on the statement of operations.

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

NOTE 2.  OTHER MATTERS

     On July 30, 1997, the Company entered into a $55,000,000 refinancing of its existing $45,000,000 credit facility. The refinancing includes a new $40,000,000 credit facility providing for $27,500,000 of revolving working capital financing and a $12,500,000 term-loan with a new lender. The new credit facility, which expires in July 2002, has an interest rate, at the Company's option, of LIBOR plus 2.75% or prime plus 1.75% on the revolving credit facility, and LIBOR plus 3% or prime plus 2% on the term-loan. The refinancing also includes a $15,000,000 private placement of 15,000 shares of six-year redeemable preferred stock with a liquidation preference of $1,000 per share plus accrued but unpaid dividends and a dividend rate of either 10% in cash or 13.25% non-cash, compounded quarterly. The preferred stock includes the issuance of ten-year warrants to purchase approximately 1,270,000 shares of the Company's common stock, subject to adjustment, at an exercise price of $.01 per share. The proceeds of $15,000,000 from the private placement were allocated to the redeemable preferred stock and the warrants in the amount of $9,000,000 and $6,000,000, respectively, based on the estimated value at the issue date.

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

Results of Operations:

THREE MONTHS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 30, 1996

Net sales for the three months ended September 27, 1997 decreased 9.5% to approximately $26,446,000 from $29,226,000 in the comparable period of 1996. The decrease is due to an expected decrease in sales of existing products carried forward from the previous years' line from $23,347,000 in 1996 to $20,295,000 in 1997, due to the SKU reduction plan initiated in 1996. This decrease was slightly offset by an increase in new product sales from $5,879,000 in the third quarter of 1996 to $6,151,000 in the comparable period for 1997. Juvenile sales comprised 98% of the business while home security sales made up the balance.

Gross profit for the three months ended September 27, 1997 was $11,035,000, or 41.7% of net sales, as compared to $9,674,416, or 33.1%, for the three months ended September 30, 1996, and $11,214,415, or 38.7% for the same period last year, excluding the 1996 third quarter special charges. The increase in gross profit percentage is due to a favorable product mix and improved product costs.

Selling, general and administrative expenses decreased by $297,000 to $8,573,000 for the three months ended September 27, 1997, from $8,870,000 for the comparable period in 1996. This decrease is primarily attributable to continued focus on cost controls in 1997 primarily in the areas of temporary help, professional and consulting fees.

As a result of the above factors, operating income for the three months ended September 27, 1997 was $2,462,000. The operating income for the comparable period last year was $804,000.

Interest expense increased to $1,101,000 for the three months ended September 27, 1997 from $816,000 for the three months ended September 30, 1996 due to additional borrowings under the revolving credit facility.

Net income available for common shareholders for the third quarter of 1997 was $2,379,000, or $0.29 per share, including a one-time tax benefit of $2,000,000 related to the realization of a portion of tax loss carry forwards which were not recognized at the end of 1996. Excluding the $2,000,000 tax benefit, net income available to common shareholders, which takes into account both dividends and accretion on redeemable preferred stock, would have been $400,000, or $.05 per share, compared to a loss of $233,000, or $.03 per share, for the same period last year.


NINE MONTHS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 30, 1996

Net sales for the nine months ended September 27, 1997 decreased 11% to approximately $79,844,000 from $89,841,000 in the comparable period in 1996 due to a decrease in sales of new products from $23,325,000 in 1996 compared to $11,775,000 in 1997. This decrease was primarily the result of the shift in timing of new product introductions in 1997 as compared to 1996, as well as the Company's reduction of the number of new products introduced in 1997 versus 1996. This decrease was offset by an increase in sales of existing products carried forward from the previous years' line from $66,516,000 in 1996 to $68,069,000 in 1997.

Gross profit for the nine months ended September 27, 1997 was $32,328,000, or 40.4%, of net sales versus $27,679,000, or 30.8%, for the comparable period in 1996. Excluding special charges in 1996, gross profit would have been $35,273,000 or 38.8%, of net sales.

Selling, general and administrative expenses were $25,364,000 for the nine months ended September 27, 1997. For the same period ending 1996, selling, general and administrative expenses were $35,808,000, a decrease of $10,444,000. Excluding 1996 year to date special charges of $7,115,000, the decrease would have been $3,329,000. This decrease is attributable to the variable cost component of selling, general and administrative costs consistent with the decrease in net sales, and a decrease due to the continued focus on spending controls, primarily in the areas of temporary help, professional and consulting fees.

As a result of the above factors, operating income was $6,964,000 for the nine moths ended September 27, 1997 versus an operating loss of ($8,129,000) during the same period in 1996.

Interest expense increased from $2,325,000 for the nine months ended September 30, 1996 to $3,364,000 for the comparable period in 1997 due to additional borrowings under the existing credit facility.

Net income available for common shareholders for the nine months ended September 27, 1997 was $3,790,000, or $.50 per share, including a one-time tax benefit of $2,000,000 related to the realization of a portion of tax loss carry forwards which were not recognized at the end of 1996. Excluding the $2,000,000 tax benefit, net income available to common shareholders, which takes into account both dividends and accretion on redeemable preferred stock, would have been $1,790,000, or $.24 per share, compared to a loss of $6,722,144, or $.94 per share, for the comparable period last year.


LIQUIDITY AND CAPITAL RESOURCES

On July 30, 1997 the Company entered into a $55,000,000 refinancing of its existing $45,000,000 credit facility. The refinancing includes a new $40,000,00 credit facility providing for $27,500,000 of revolving working capital financing and a $12,500,000 term-loan with a new lender. The credit facility, which expires in July 2002, has an interest rate, at the Company's option, of LIBOR plus 2.75% or prime plus 1.75% on the revolving credit facility, and LIBOR plus 3% or prime plus 2% on the term-loan. The refinancing also includes a $15,000,000 private placement of 15,000 shares of six-year redeemable preferred stock with a liquidation preference of $1,000 per share plus accrued but unpaid dividends and a dividend rate of either 10% in cash or 13.25% non-cash, compounded quarterly. The preferred stock includes the issuance of ten-year warrants to purchase approximately 1,270,000 shares of the Company's common stock, subject to adjustment, at an exercise price of $.01 per share. The proceeds of $15,000,000 from the private placement were allocated to redeemable preferred stock and the warrants in the amount of $9,000,000 and $6,000,000, respectively, based on the estimated value at the issue date.

For the period from January, 1997 through July, 1997, the Company had financed its operations with a $45,000,000 credit facility consisting of a $25,000,000 term-loan and $20,000,000 revolving credit facility, both of which were scheduled to expire on May 1, 1998. Under this credit facility, the Company's cost of funds was scheduled to increase at compounding rates over the term of indebtedness and, therefore, it was the Company's intent to seek other financing on terms more favorable to the Company to help meet future needs.

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

Net cash used in operations decreased to $5,444,000 for the nine months ended September 27, 1997 versus net cash used in operations of $5,680,000 for the nine months ended September 30, 1996. Cash from operations was primarily improved by the receipt of a tax refund offset by a decrease in accounts payable and accrued expenses.

Cash flows used in investing activities was $4,544,000 due to the purchase of property and equipment, principally molds for new product introductions as well as the purchase of an integrated computer system which is in the process of being implemented. During 1997, net cash provided by financing activities was $10,642,000, primarily related to proceeds from the Company's debt and equity refinancing in July 1997 offset by the refinancing fees, and repayment of the notes payable issued in connection with the acquisition of Orleans Juvenile Products, Inc. in February 1996.

The Company believes that its cash, together with its new financing will be sufficient to meet its operating and other cash requirements for the next twelve months.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On September 8, 1997, Tele Electronic (Taiwan) Co., Ltd. ("Tele Electronic") filed a lawsuit in Middlesex Superior Court in Massachusetts against the Company alleging breach of contract arising out of two purchase orders. The suit seeks monetary damages for the alleged breach of contract in the amount of $3.45 million and also alleges unfair and deceptive business practices and seeks, under this theory, an award equal to three times the alleged contractual damages. Tele Electronic also sought preliminary injunctive relief which, after a hearing, the Court denied. The Company denies the allegations of the lawsuit, intends to defend the matter vigorously and has also filed a counterclaim against Tele Electronic for damages caused by various acts and omissions of Tele Electronic, relating to prior purchase orders. The Company's counterclaim seeks monetary damages totaling approximately $1.3 million.

     The Company encounters personal injury litigation related to its products in the ordinary course of business. The Company maintains product liability insurance in amounts deemed adequate by the Company's management. The Company believes that there are no claims or litigation pending of such nature, the outcome of which could have material adverse effect on the financial position of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) On July 30, 1997, the Company issued 15,000 shares of Series A Redeemable Preferred Stock ($1.00 par value per share) (the "Preferred Shares") and warrants to purchase 1,268,346 shares of the Company's Common Stock (the "Warrants") to BT Capital Partners, Inc. ("BT Capital") and Bear, Stearns & Co., Inc. ("Bear Stearns") (collectively, the "Investors") in equal amounts. The consideration paid for the Preferred Shares and the Warrants was, in the aggregate, $15 million. The Preferred Shares are not convertible into Common Stock of the Company. The Warrants are exercisable through July 30, 2007 at an exercise price of $.01 per share of Common Stock to be acquired, and contain provisions which adjust the number of shares of Common Stock underlying the Warrants to protect the Investors from dilution arising from certain events, as defined. Of the Warrants for 634,173 shares of Common Stock issued to each Investor, Warrants for 63,418 shares (subject to such adjustment) to each Investor will revert to the Company if the Company's 1998 earnings before interest and taxes exceed $16 million (and if prior to the determination of such amount, there has not been a change in control of the Company). The Preferred Shares and Warrants were sold pursuant to an exemption from registration under
Section 4(2) of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     The following exhibits are filed as part of this report:

EXHIBIT           DESCRIPTION
-------           ------------
 4.1.*            Designation of Series A Preferred Stock of
                  the Company

10.1.* Stock and Warrant Purchase Agreement dated as of July 30, 1997, among the Company and the Investors

10.2.*            Warrant dated July 30, 1997, for 63,418
                  shares of the Company's common stock issued to BT Capital

10.3.*            Warrant dated July 30, 1997, for 63,418
                  shares of the Company's common stock issued to Bear Stearns

10.4.*            Warrant dated July 30, 1997, for 570,755
                  shares of the Company's common stock issued to BT Capital

10.5.*            Warrant dated July 30, 1997, for 570,755
                  shares of the Company's common stock issued to Bear Stearns

10.6.*            Registration Rights Agreement dated as of
                  July 30, 1997, among the Company, the
                  Investors and Michael Lerner

10.7.* Voting Agreement dated as of July 30, 1997, among the company, Michael Lerner, Michael S.
                  Bernstein and the Investors

10.8.* Letter dated July 30, 1997, from BT Capital to the Company regarding compliance with certain regulations of the United States
                  Small Business Administration

10.9.* Credit Agreement dated as of July 30, 1997, among the Company and Safety 1st Home
                  Products Canada, Inc., as Borrowers, BTCC, as
                  Lender and Agent, and Bankers Trust Company, as Issuing Bank

EXHIBIT           DESCRIPTION
-------           -----------
10.10*            $27,500,000 Revolving Note dated July 30,
                  1997, executed by the Company and Safety 1st
                  Home Products Canada Inc. in favor of BTCC

10.11.*           $12,500,000 Term Note dated July 30, 1997,
                  executed by the Company and Safety 1st Home
                  Products Canada Inc. in favor of BTCC

11                Statement re: Computation of Per Share
                  Earnings

27                Financial Data Schedule

99                Important Factors Regarding Forward-Looking
                  Statements


* Previously filed with the Company's report on Form 8-K dated August 6, 1997 and incorporated herein by reference.

Reports on Form 8-K

     The Company filed a Report on Form 8-K on August 6, 1997, which disclosed that on July 30, 1997 the Company had entered into a $55 million refinancing of its business, comprised of a $15 million equity investment made by BT Capital Partners, Inc. and Bear, Stearns & Co., Inc. and a $40 million credit facility provided by BT Commercial Corporation.

     The Company filed a Report on Form 8-K/A on September 16, 1997, which presented pro forma financial information reflecting the $55 million credit facility entered into by the Company on July 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Safety 1st, Inc.
                                  a Massachusetts corporation


Date: November 11, 1997           By: /s/ Michael Lerner
                                  --------------------------
                                  Michael Lerner
                                  Chief Executive Officer
                                  (Principal Executive Officer)

Date: November 11, 1997           By: /s/ Richard E. Wenz
                                  --------------------------
                                  Acting Chief Financial Officer
                                  (Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT      DESCRIPTION                                          PAGE
-------      -----------                                          ----
4.1.*        Designation of Series A Preferred Stock
             of the Company

10.1.*       Stock and Warrant Purchase Agreement
             dated as of July 30, 1997, among the
             Company and the Investors

10.2.*       Warrant dated July 30, 1997, for 63,418
             shares of the Company's common stock
             issued to BT Capital

10.3.*       Warrant dated July 30, 1997, for 63,418
             shares of the Company's common stock
             issued to Bear Stearns

10.4.*       Warrant dated July 30, 1997, for 570,755
             shares of the Company's common stock
             issued to BT Capital

10.5.*       Warrant dated July 30, 1997, for 570,755
             shares of the Company's common stock
             issued to Bear Stearns

10.6.*       Registration Rights Agreement dated as
             of July 30, 1997, among the Company, the Investors and Michael Lerner

10.7.*       Voting Agreement dated as of
             July 30, 1997, among the Company, Michael Lerner,
             Michael S. Bernstein and the Investors

10.8.*       Letter dated July 30, 1997, from BT
             Capital to the Company regarding
             compliance with certain regulations of
             the United States Small Business
             Administration

10.9.*       Credit Agreement dated as of July 30,
             1997, among the Company and Safety
             Home Products Canada, Inc., as
             Borrowers, BTCC, as Lender and Agent,
             and Bankers Trust Company, as Issuing
             Bank

10.10*       $27,500,000 Revolving Note dated
             July 30, 1997, executed by the Company and Safety 1st Home Products Canada Inc. in favor of BTCC


                                       16

EXHIBIT      DESCRIPTION                                          PAGE
-------      -----------                                          ----
10.11.*      $12,500,000 Term Note dated July 30, 1997,
             executed by the Company and Safety
             1st Home Products Canada Inc. in favor
             of BTCC

11           Statement re: Computation of Per Share
             Earnings

27           Financial Data Schedule

99 Important Factors Regarding Forward- Looking statements


* Previously filed with the Company's report on Form 8-K dated August 6, 1997 and incorporated herein by reference.