Form 10-K405
period 1998-01-03
SAFETY 1ST INC
filed 1998-04-03
CIK 898306

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

        For the transition period from January 1, 1997 to January 3, 1998

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

Securities registered pursuant to Section 12(b) of the Act:

                                           NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS               ON WHICH REGISTERED
         -------------------               -------------------
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

                                  YES X NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 16, 1998 was approximately $23,300,000 based on the last reported sales price as quoted on The Nasdaq Stock Market's National Market as reported at the close of business on said date.

The number of shares of Registrant's Common Stock outstanding on March 16, 1998 was 7,187,288.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement for its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1 - BUSINESS

GENERAL

Safety 1st, Inc. (the "Company") is a leading developer, marketer and distributor of juvenile products. The Company believes that it has increased consumer awareness of child safety issues and that its flagship brand name, Safety 1st(R), is closely associated with child safety among consumers. The Company's first products -- the original yellow and black, diamond shaped Baby on Board and Child on Board automobile window displays -- provided the Company with national attention and distribution for its juvenile products. The Company has continually broadened its line of safety products from basic items, such as outlet plugs and drawer and cabinet locks, to safety gates, bed rails and balcony guards. The Company believes that it is currently the leading supplier of child safety products in the United States.

By capitalizing on the strength of its Safety 1st brand name, the Company has expanded its product offerings into related categories. In 1987, the Company began its successful expansion into the child care, convenience and activity product categories, and now sells items such as baby monitors, walker alternatives, activity gyms, bath seats, toddler cups, pacifiers, teethers, gates, potty trainers, booster seats, infant health care items, bath accessories, feeding products and travel accessories. In late 1993, the Company introduced a new line of home security products, which includes locks, bolts and latches for doors, windows and cabinets.

The Company believes that sales within the juvenile products industry increased over the past several years because of the introduction of new products and the increased marketing efforts of juvenile product manufacturers combined with favorable demographic trends. Between 1989 and 1996 the Company experienced significant growth with net sales increasing from $7.7 million to $105.8 million. For the year ended January 3, 1998, the Company reported sales of $105.0 million.

In 1996, the Company faced significant financial and operational challenges and recorded a net loss of $44.8 million. The Company recognized that its product offerings had exceeded a manageable level and included products outside of its core competency. This, combined with the continual expansion of the customer base, had led to additional complexity in all operational aspects of the business, as well as a significant increase in general and administrative expenses, and an increase in the Company's working capital requirements. As a result, the Company evaluated its business strategy and took the first steps to refocus its business on its traditional core product lines, trade channels and customer base. An extensive analysis of each product was conducted based on various criteria including certain sales, quality, inventory turn, margin contribution and profitability objectives. The analysis indicated that approximately 350 of the Company's 650 products did not meet these criteria, and a strategic decision was made to eliminate these products from the line. In addition, the Company took decisive steps to further simplify operations with the reduction of package assortment options available to a retailer for a given product, and decreasing the number of stock keeping units (SKUs) from 2,300 to 600 at the end of 1996.

During 1997, the Company began to experience the positive effects of the initiatives undertaken in 1996. With a much sharper focus, simplified business practices, and a significantly reduced product line, the Company rebuilt its operational structure and placed stronger emphasis on improved fiscal management. By the end of the fiscal year, the Company had tightened expense controls to achieve a meaningful reduction in selling, general and administrative expenses, realized increased profit margins and had overhauled its capital structure to increase strategic flexibility.

The Company currently distributes approximately 375 products to approximately 2,500 customers, the largest among them being Wal-Mart, Toys-R-Us, and Kmart. In 1997, point of sale data compiled by an independent tracking firm, The NPD Group, Inc., indicated the Company had gained or maintained leadership positions in virtually all of its core product categories, including child safety products, infant health products, potty seats, booster seats, bath tubs, bath accessories, nursery monitors, alternative walkers, bath seats, and bed rails. The Company maintains its belief that continued development of new, innovative, high quality products which meet the Company's new profitability standards, combined with strong brand name recognition and commitment to customer service, will continue to enhance its image as a leader in the juvenile products market and facilitate its continued growth in its core product categories.

Except as expressly indicated or unless context otherwise requires, as used in this report, the "Company" means Safety 1st, Inc., a Massachusetts corporation organized in March, 1984, and its subsidiaries.

JUVENILE MARKET OVERVIEW

The juvenile products industry has experienced significant growth in retail sales over the past decade as a result of marketing-driven expansion coupled with favorable demographic trends. In addition to child safety, childcare, convenience and activity products, the juvenile products industry includes baby apparel, such as sleepware and bibs, and furniture, such as cribs and juvenile bedding items. The Company believes that much of the growth in sales of juvenile products has resulted from the introduction of new products and the increased marketing efforts of juvenile product manufacturers combined with favorable demographic trends. The Company also believes that the juvenile products industry will continue to grow and intends to continue capitalizing on the strength of its Safety 1st brand name through new product introductions.

Despite a slight decrease in the annual birth rate in recent years, sales in the juvenile industry increased from approximately $1.5 billion in 1985 to approximately $4.2 billion in 1996. The Company believes there are several demographic factors contributing to this growth. According to industry statistics, for example, first time parents are the largest group of purchasers of juvenile products, and have accounted for approximately 40% of total births over the past few years. The Company believes that today's first time parents are generally more aware of and place a greater emphasis on child safety. Studies also indicate that couples are marrying later in life, have higher disposable income per family due to more dual income households, and consequently, are more willing to spend money on their children.

HOME SECURITY MARKET OVERVIEW

The home security products industry is experiencing significant growth primarily as a result of heightened public concern with crime and home safety issues. Consequently, the residential home security market, currently estimated at over $5.0 billion sales annually, is expected to grow between 30% and 50% throughout the 1990s, according to industry estimates. An adjunct to this growth is the expansion of the "do it yourself" home center chains that offer consumers less expensive options for making homes safe. The Company believes that home security products are a natural extension of child safety products and, as a result, currently distributes approximately 115 products in this category.

BUSINESS STRATEGY

CORPORATE OBJECTIVES. The Company's overall objectives are to enhance its reputation as a leading supplier of juvenile products while broadening its product offerings; to increase sales to existing customers; and to expand its customer base domestically and internationally, consistent with a managed growth philosophy and more stringent profitability objectives.

FISCAL MANAGEMENT. During 1997, the Company's primary objectives were to increase Safety 1st's profitability and restore shareholder value while maintaining its managed growth philosophy. With approximately 50% fewer products in 1997, the Company maintained a focus on the basic strengths of its core business and believes it was able to improve its operational structure through more efficient fiscal management. During 1997, the Company had tightened expense controls to achieve a meaningful reduction in selling, general and administrative expenses, realized increased profit margins and had overhauled its capital structure to increase strategic flexibility.

CREATION OF NEW AND INNOVATIVE PRODUCTS. A key to the Company's success is its ability to develop and market high quality new products with innovative features at competitive prices that meet the Company's profitability criteria. In addition to creating new products, the Company has and will continue to enter into additional licensing agreements enabling the Company to use well-known trademarks on several lines of its juvenile products. In 1997, the Company also began leveraging its own brand by licensing the "Safety 1st" name to a line of baby strollers which will be distributed by Delta Enterprises in 1998. The Company intends on licensing the

Safety 1st brand name only within categories that the Company does not plan on entering, and will only align itself with non-competing manufacturers that share the same high quality standards and innovative style. Management believes that product innovations developed by the Company, and if applicable by non-competing manufacturers, will continue to enhance the marketability of its products, as well as its status as an industry leader.

EXPANSION OF MARKETS AND CUSTOMER BASE. The Company has continually expanded its child safety product line while also developing child care, convenience and activity products. This expansion has enabled the Company to broaden its customer base, from mass merchants and specialty retailers, to strategic food and drug chains, hardware and home center chains, catalog showrooms, warehouse clubs and mail order catalogs. The expansion of the Company's product line has also enabled it to increase the retail space allocated to its products by its customers.

The key elements of its product and marketing strategy include producing supplemental product categories that complement the capacity of the existing line; enhance category assortments with "good, better, best" product offerings; develop products on a global basis, and meet world-wide standards.

INTERNATIONAL EXPANSION. The Company continues to successfully increase its market base through expanding international channels of distribution. The Company sells products in over 60 countries worldwide either directly to house accounts, through distributorships or through its two foreign subsidiaries. In January, 1996, the Company completed the acquisition of EEZI Group Holdings Ltd., a privately owned distributor of child care products located in England (now the Company's wholly-owned subsidiary, Safety 1st (Europe) Ltd. ("Safety 1st Europe"). In February, 1996, the Company purchased Orleans Juvenile Products, Inc., a privately owned Canadian corporation that was the Canadian distributor of Safety 1st products (now the Company's wholly-owned subsidiary operating under the name Safety 1st Home Products Canada, Inc. ("Safety 1st Canada").

BRAND NAME RECOGNITION. The Company's strong brand name recognition is a competitive advantage that has facilitated its expansion into new markets. The Company believes that it was the first marketer of child safety products, and more recently of home security products, to use four-color photography as part of its product packaging for blister cards. Management believes that the Company's blue and yellow graphic packaging, and photography depicting actual use of the product, has contributed to strong brand awareness at the consumer level, stimulated juvenile product market growth and product sales, and enhanced the perception of the Company as a juvenile products industry innovator and leader.

COMMITMENT TO SERVING CUSTOMER NEEDS. The Company is committed to responding quickly and efficiently to its customers' needs. The Company utilizes an electronic data interchange system, which permits customers to place orders directly through computerized telecommunications. Management has instilled at every level of its staff the philosophy that satisfying the needs of the customer is critical to the continued success of the Company.

PRODUCTS

The Company develops and markets high quality, competitively priced child safety and child care, convenience and activity products that are characterized by innovative features and colorful designs. The Company's broad line of juvenile products are designed to enhance the safety of, or to be used by, newborns to children five years of age. In 1994, the Company introduced a line of home security products, designed to help keep the entire family more secure at home.

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

The following table sets forth the amounts and percentages of the Company's net sales for the three years ended (dollars in thousands):


                                             JANUARY 3,               DECEMBER 31,               DECEMBER 31,
                                               1998                       1996                       1995
                                      ---------------------       ---------------------       ---------------------
                                      NET SALES     PERCENT       NET SALES     PERCENT       NET SALES     PERCENT
                                      ---------     -------       ---------     -------       ---------     -------

         Child Safety Products        $ 28,395        27.0%       $ 27,170        25.7%       $ 31,527        30.5%

         Child Care,
         Convenience and                73,464        70.0          70,164        66.3          64,201        62.2
         Activity Products

         Home Security Products          3,119         3.0           8,418         8.0           7,490         7.3
                                      --------       -----        --------       -----        --------       -----

         Total Net Sales              $104,978       100.0%       $105,752       100.0%       $103,218       100.0%
                                      ========       =====        ========       =====        ========       =====

JUVENILE PRODUCTS

Child Safety Products

The Company's safety-related products consist of a broad line of items designed to enhance the safety of children at home and while traveling. The Company's first products, introduced in 1984, were the original yellow and black, diamond shaped Baby on Board and Child on Board automobile window displays. Although a limited number of child safety items, such as outlet plugs, cabinet latches and wooden security gates, existed prior to 1984, there was no developed child safety category within the juvenile market. The introduction of the child and baby automobile display signs helped develop consumer awareness of the need for child safety and stimulated the significant growth of the child safety product market to the point where the concept of "child proofing" one's home or surroundings is a concept recognized by parents today.

The Company markets an extensive line of home safety products, including kitchen safety items, such as drawer and cabinet latches, stove knob covers, stove guards, and oven and refrigerator door locks; electricity-related safety items, such as outlet plugs and switch locks; bathroom safety items, such as toilet lid locks, inflatable bathtub spout and knob covers and toilet seat covers; and other home safety items, such as balcony guards, window locks and door stops.

The Company also markets a broad line of travel related safety items, including sun-screens for automobiles, safety harnesses, stroller weather shields, back seat baby mirrors and car seat neck supporters. In addition, the Company packages and sells multiple home and travel safety items in kits. According to an independent tracking study provided by The NPD Group, the Company currently holds over 50% market share in the child safety category of the juvenile industry.

Child Care, Convenience and Activity Products

In 1987, the Company decided to build on its success in the child safety products market and, with the introduction of the Sof 'Key(R) teether, expanded into the development and marketing of child care, convenience and activity products. The Company has since added other teething related items, including its Sportsifier(R) pacifiers and water teethers; feeding and drinking related items, including nurser bottles, juice cups, spill proof travel cups, and its Sip 'N Go(R) juice box holders; and general convenience accessories, including car and toy bags, pacifier holders, bath tubs and cushions for newborns, swivel bath seats for older infants, high chair mats, booster seats, and bathroom accessories such as bathtub toys and potty seats. The Company's activity products include electronic toys, walker alternatives and a musical baby gym.

The Company's health and hygiene products include baby thermometers, fever pacifiers (with temperature indicator), a small object tester, medicine droppers and spoons and baby nail clippers.

NEW PRODUCT INTRODUCTIONS

JUVENILE PRODUCTS

The Company began shipping approximately 74 new juvenile products for sale in 1997, including the Bouncing Buggy alternative walker, Fold-Up/Travel Bouncer, four security gates, and an assortment of additional safety, feeding/teething, healthcare, playtime and bath accessories. Certain of these new products are either patented or have a patent pending.

In the fall of 1997, in keeping with the new managed growth philosophy, the Company introduced an additional 54 new juvenile products for sale in 1998. This new assortment includes the 4 Wheelin' Walker, Deluxe Musical Activity Gym, Top of the Stairs Gate and Fold Up Travel Potty.

The Company currently markets approximately 20 products utilizing the Disney Babies(R) and Mickey's Stuff for Kids(R) trademarks under its licensing agreement with The Walt Disney Company. In 1997, the Company also acquired the rights to the Baby Looney Tunes license from Warner Brothers, and has developed 19 new products utilizing characters including baby Bugs Bunny for sales in 1998.

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

PRODUCT DESIGN AND DEVELOPMENT

During the past several years, the Company has introduced the following quantities of new products:


                 YEAR
             NEW PRODUCTS         PEG
         INTRODUCED FOR SALE    PRODUCTS    BULK PRODUCTS      HOME SECURITY    TOTAL
         ----------------------------------------------------------------------------

               1993                 53             4                  0          57
               1994                 56             8                 54         118
               1995                 52            11                 62         125
               1996                 67            10                 97         174
               1997                 60            14                  5          79
               1998                 49             5                  0          54

Almost all of the Company's juvenile products are conceived and developed by the Company's internal product development group, which is comprised of the marketing, research and development, and engineering departments. The goal of this team approach is to create new and improved products and develop useful innovations to products currently on the market. Once the marketing department researches a category and identifies a market trend, or recognizes an opportunity to add innovation to a particular market segment, it completes competitive analysis. Product ideas are then developed, rough sketches are produced by the research and development department, and management determines the appropriate price point for that product. The decision to introduce a product is made only after analysis and determination by the Company's management that a high quality product can be engineered and produced on a cost effective basis while meeting established return on investment objectives.

The Company utilizes a sophisticated Computer Aided Design ("CAD") system in its engineering process. The Company believes this is a valuable resource not widely used in the juvenile industry. The technology enables the Company to produce one of a kind "proving models" prior to cutting steel on expensive molds. These models are functioning samples, and unlike standard prototypes, provide the product design engineers with the opportunity to test the integrity of the product and make necessary adjustments before full production, substantially decreasing lead time and reducing product time to market. Prototype samples are also used to establish packaging parameters early in the development cycle and used as sales samples. Final engineering specifications are prepared and sent to third party manufacturers where molds are built for final production.

Substantially all of the Company's new juvenile products are introduced at the Juvenile Products Manufacturer's Association trade show in the fall. New products are generally available for sale during the first quarter of the following year.

SALES AND MARKETING

During 1997, the Company sold its products to approximately 2,500 customers worldwide. The Company's largest customers are mass merchants, such as Wal-Mart, Toys-R-Us and Kmart. The Company also sells to food and drug chains, such as Rite Aid and Kroger; hardware and home center chains, such as Home Depot and Lowe's; catalog showrooms, such as Service Merchandise; warehouse clubs including BJ's; mail order catalogs such as Perfectly Safe; and specialty retailers.

For the fiscal year ending January 3, 1998, approximately 23.3%, 20.5%, and 5.8% of the Company's net sales were to three customers. No other customer of the Company accounted for more than 5% of the Company's net sales during fiscal 1997.

The Company's products are sold in the United States through the Company's internal sales staff and a network of approximately 50 independent sales organizations paid on a commission basis. Independent sales representatives are supervised by the Company's sales staff. The Company is responsible for training the sales representatives and updating them with respect to new products, special promotions and merchandising displays. The Company's internal sales staff is also responsible for monitoring customer satisfaction and is involved in every phase of the selling process with major customers. The Company's employees and its independent sales representatives attend numerous trade shows to further its marketing efforts.

The Company exports its juvenile products to approximately 60 countries worldwide, including Canada, the United Kingdom, France and Australia. Foreign sales were approximately $20.4 million, for the year ended January 3, 1998, accounting for 19.4% of net sales.

The acquisition of Safety 1st Europe is helping to increase the Company's presence in the European market. In 1996, Safety 1st Europe began a private label program with MotherCare, one of the largest retailers in the U.K. The program includes nine products that the Company produces for MotherCare and packages under the MotherCare brand name. The private label program is in addition to the products MotherCare purchases from the Company under the Safety 1st brand name.

In 1997, the Company also established distributors for Germany and France, who are managing the new business relationship, developed by the Company, with Carrefour, one of the leading hyper-markets in France. In conjunction with its new distributors in France and Germany, the Company is discontinuing the use of the public warehouse facilities in Rotterdam.

The Company believes that its colorful and graphic packaging has significantly contributed to strong brand awareness among consumers. In 1995, the Company developed a new contemporary look for its bulk packaging. The successful response of the new bulk packaging prompted the Company in 1996 to incorporate the new design in its entire juvenile line for 1997. The new look incorporates the success of the Company's blue and yellow trademark with four color graphics, and adds a more contemporary style with English/Spanish text to give the products a broader reach to the customer. In 1997, the Company also began developing seven-language packaging to further improve efficiencies for international customers while giving the brand a more cohesive look for the global marketplace.

The Company continually focuses its efforts on increasing public awareness of the importance of child safety. The Company sponsors child safety awareness programs and other community events that support its commitment to children issues. In addition, the Company advertises its juvenile product line in trade magazines, such as Juvenile Merchandising and Small World, and in selected consumer publications such as American Baby and Child

Magazine.

SOURCES OF SUPPLY

Manufacturing is performed to the Company's specifications by manufacturers located in the United States, China, Taiwan, Thailand, Korea, Japan, Mexico, and the United Kingdom. In 1997, the Company derived approximately 49% of its sales from products manufactured in the Far East, mainly in China and Taiwan. Because of substantially higher costs in shipping larger products, the Company sources a greater percentage of its bulk products in the United States rather than in the Far East. Neither the Company nor any of its subsidiaries owns or operates its own manufacturing facilities.

Company employees regularly visit suppliers to supervise the manufacture of products and to ensure timely delivery and compliance with the Company's manufacturing specifications. The Company engages independent testing laboratories in the United States and in the Far East to perform quality control tests of products prior to shipment.

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

During 1997, the Company purchased approximately 19.6%, 17.4%, 8.6%, 8.3%, 7.8%, and 5.4% respectively, of its products from six manufacturers located in the United States and China. In early 1997 the Company entered into a three year agreement with a supplier whose manufacturing facilities are located in China, under which the Company has committed to place minimum order levels in exchange for a more favorable pricing arrangement. With the exception of this supply agreement, the Company is not a party to any long-term contractual arrangements with any specific manufacturer and often uses more than one manufacturer to produce a single product with duplicate molds. The Company currently owns substantially all tools and molds used by its suppliers to produce its products.

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

DISTRIBUTION

U.S. product distribution is centralized at the Company's warehouse facility located in North Londonderry, New Hampshire. Safety 1st Canada utilizes its own distribution facility in Montreal, Canada. Product is shipped to this location direct from the Far East, direct from U.S. suppliers and, when necessary, from the Londonderry warehouse facility for distribution throughout Canada. Upon arrival at the New Hampshire or Montreal distribution facility, the goods are inspected, spot tested for quality, stocked and, if necessary, repackaged for reshipment to the Company's customers. The goods are delivered to the Company's customers by independent shippers or customer carriers. Through January 1998, Safety 1st Europe engaged the services of a third party distribution facility in the United Kingdom to assemble, stock and distribute products to United Kingdom customers; however, effective February 1998, Safety 1st Europe entered into a ten year agreement to lease a warehouse facility.

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

GOVERNMENT REGULATION

In the United States, the Company is subject to the provisions of, among other laws, the Federal Consumer Product Safety Act and the Federal Hazardous Substance Act (the "Acts"), which empower the Consumer Product Safety Commission (the "CPSC") to require the repair, replacement or refund of the purchase price of products that present a substantial risk of injury to the public, and in the event the CPSC finds that no feasible consumer product safety standard under the Acts would adequately protect the public, to order such product banned. The CPSC may also issue civil and criminal penalties for knowing violations of the Acts. Any such determination by the CPSC is subject to court review. The Company is also subject to regulations of the Federal Communications Commission (the "FCC") in connection with its audio and video monitors. The Company maintains a quality control program with its manufacturers and engages special legal counsel to facilitate compliance with applicable product safety laws and the regulations of the CPSC and FCC. Similar laws exist in some states and cities in the United States and in many jurisdictions throughout the world, and may affect the ability of the Company to market its products in such jurisdictions. The Company believes that it is in material compliance with all applicable federal and state laws and regulations.

EMPLOYEES

As of February 27, 1998, the Company had a total of 235 full-time employees, of which 194 were based in the United States, 23 were based in Canada, and 18 were based in Europe. Of the Company's 235 full-time employees, 9 were employed in executive capacities, 54 in sales, marketing, and product development, 115 in distribution and operations, and 57 in financial, administrative, and clerical capacities. The Company utilizes a temporary labor force to a large degree to assist in the operation of its North Londonderry, New Hampshire warehouse facility. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be satisfactory.

ITEM 2 - PROPERTIES

The Company's principal executive offices are located in Chestnut Hill, Massachusetts, where the Company occupies approximately 30,000 square feet of space as a tenant at will, since the expiration of its lease on December 31, 1996. The current annual rent is approximately $420,000 per year.

The Company maintains warehouse and distribution facilities in leased premises located in North Londonderry, New Hampshire, containing approximately 240,000 square feet of warehouse and distribution space. The facility is leased pursuant to a lease for a ten-year term expiring January 2005, at an annual rent of approximately $845,000 per year plus real estate taxes and other operating costs. The Company has an option to extend this lease for an additional ten-year period at an annual rent of $1,095,000 per year. The Company also has the right to terminate the lease prior to expiration by giving six months prior notice and, in the case of a termination during the initial ten-year term, by making a termination payment.

The Company occupies a 50,000 square foot sales office and warehouse facility in Montreal, Canada and a sales office in England. The Company also used a public warehouse located in Fareham, Hants, England through January 1998. The Company signed a ten-year lease commencing in February 1998 for a 28,000 square foot warehouse facility in Norfolk, England. The Company also maintains a show room in Bentonville, Arkansas.

The Company believes that its leased properties are in good condition and adequate for its needs.

ITEM 3 - LEGAL PROCEEDINGS

On September 8, 1997, Tele Electronics (Taiwan) Co., Ltd. ("Tele Electronics") filed a lawsuit in Middlesex Superior Court in Massachusetts against the Company alleging breach of contract arising out of two purchase orders. The suit seeks monetary damages for the alleged breach of contract in the amount of $3.45 million and also alleges unfair and deceptive business practices and seeks, under this theory, an award equal to three times the alleged contractual damages. Tele Electronics also sought preliminary injunctive relief which, after a hearing, the Court denied. The Company denies the allegations of the lawsuit, believes it has meritorious defenses, is defending the matter vigorously and has also filed a counterclaim against Tele Electronics for damages caused by various acts and omissions of Tele Electronics, relating to prior purchase orders. The Company's counterclaim seeks monetary damages totaling approximately $1.3 million.

In June, 1996, the Company made a prior disclosure to the United States Customs Service in Boston regarding undeclared production "assists" that the Company provided to various Far East manufacturers between 1991 and 1996. The Company's management believes any potential assessment by the Customs Service in this matter has been provided for in the consolidated financial statements.

On February 5, 1998, Elamex, S.A. de C.V. ("Elamex"), a Mexican corporation, filed a lawsuit in Federal District Court in Massachusetts against the Company, alleging breach of express and/or implied contract arising out of a purchase order to manufacture carbon monoxide detectors. The suit seeks monetary damages in the amount of $191,000, plus interest and other unquantified consequential damages. The suit also alleges unfair and deceptive business practices and seeks, under this theory, an award equal to three times the alleged actual damages. The Company denies the allegations of the lawsuit and intends to defend the matter vigorously. An answer has been filed but no discovery has occurred. The Company has filed a counterclaim against Elamex, seeking damages of approximately $250,000 for funds expended in reliance on the anticipated performance of the contract by Elamex.

On November 26, 1997, T.S.A. Plastic Molds Inc. ("TSA") amended its original lawsuit filed on December 4, 1995, which alleged that the Company owed a contractual balance of $94,000 from TSA's construction of two steel molds. The amended complaint claims damages in excess of $500,000 (Canadian funds). The Company has filed a cross-complaint against TSA claiming that TSA did not deliver the merchandise ordered by the Company to the Company's specifications. The Company believes it has meritorious defenses to the lawsuit and intends to defend the matter vigorously.

The Company encounters personal injury litigation related to its products and other litigation in the ordinary course of business.

With respect to the matters discussed above, the Company maintains product liability and other insurance in amounts deemed adequate by management. The Company believes that there are no claims or litigation pending, the outcome of which could have a material adverse effect on the Company's operations or financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matters were submitted to a vote of the Company's security-holders during the last quarter for the year ended January 3, 1998.

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

                                         HIGH       LOW
                                         ----       ---
      Fiscal 1997:
             First Quarter........      $11.25    $ 5.00
             Second Quarter.......        7.75      5.38
             Third Quarter........        7.88      5.13
             Fourth Quarter.......        7.00      5.00

      Fiscal 1996:
             First Quarter........      $15.25    $11.75
             Second Quarter.......       17.25      7.50
             Third Quarter........       11.25      6.38
             Fourth Quarter.......       13.00      8.50

On March 16, 1998, the last reported sales price as quoted on the Nasdaq National Market was $7.50 per share. As of March 16, 1998, the Company's Common Stock was held by approximately 2,300 stockholders of record or through nominees or street name accounts with brokers.

The Company is currently prohibited from declaring or paying any cash dividends based on the covenants of its credit facility and the terms of its outstanding Preferred Stock. Therefore, the Company does not anticipate declaring or paying any cash dividends or other distributions on its Common Stock in the foreseeable future. The declaration of and payment of any cash dividends in the future will depend upon the Company's compliance with the terms of the credit facility, earnings, financial condition, capital needs, and on other factors deemed relevant by the Board of Directors.

ITEM 6 -- SELECTED FINANCIAL DATA

The following selected financial data as of and for the three year fiscal periods ended January 3, 1998, have been derived from the Company's financial statements appearing elsewhere in this report which have been audited by Grant Thornton LLP, independent certified public accountants. The selected financial data for the years ended December 31, 1994 and 1993, except for the supplemental pro forma income statement data for 1993, is derived from the Company's financial statements, which have been audited by Grant Thornton LLP, independent certified public accountants. The selected financial data should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report (dollars in thousands, except per share amounts).

                                                                                   YEARS ENDED

                                                     JANUARY 3,     DECEMBER 31,    DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
         Income Statement Data (1):                     1998            1996            1995           1994           1993
                                                     ----------     ------------    ------------   ------------    ------------
            Net sales                                 $104,978       $ 105,752        $103,218       $ 70,166        $43,030
            Cost of sales                               62,594          88,979          68,673         41,959         24,746
            Gross profit                                42,384          16,773          34,545         28,207         18,284
            Selling, general and
              administrative expenses                   34,423          54,385          28,320         17,449         11,085
            Impairment of long-lived
              assets                                       587          11,596              --             --             --
            Operating income (loss)                      7,374         (49,208)          6,225         10,758          7,198
            Other expenses (income) - net                4,117           4,100           1,065           (111)           140
            Income (loss) before income
              taxes                                      3,256         (53,308)          5,160         10,869          7,058
            Net income (loss) (Pro forma
              in 1993) (2)                              10,452         (44,849)          3,200          6,583          4,216
            Net income (loss) available
              to common shareholders                     3,140         (44,849)          3,200          6,583          4,216
            Basic earnings per common
              share (Pro forma in 1993)(2) (3)        $   0.44       $   (6.27)       $   0.45       $   0.95        $  0.71
            Diluted earnings per common
              share  (Pro forma in 1993)(2) (3)       $   0.40       $   (6.27)       $   0.44       $   0.92        $  0.70
            Shares used to compute basic
              earnings per common share                  7,187           7,157           7,132          6,956          5,978
            Shares used to compute diluted
              earnings per common
              share                                      7,828           7,157           7,250          7,129          6,045


                                                                       YEARS ENDED

                                            JANUARY 3,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,  DECEMBER 31,
         Balance Sheet Data:                  1998           1996           1995          1994          1993
                                            ----------   ------------   ------------   -----------   ------------
            Working capital (deficit)        $ 1,238       $(25,080)       $21,483       $28,124       $13,252
            Total assets                      79,533         71,277         86,319        52,314        24,496
            Short-term bank debt              27,927         36,653         25,390            --            --
            Notes payable                      1,095          1,920             --            --            --
            Long-term debt (excluding
              capital lease obligations)       8,750             --             --            --            --
            Redeemable preferred stock        15,839             --             --            --            --
            Stockholders' equity              10,964          2,078         46,019        41,848        18,137


------------

(1) The Company operated as an S Corporation from March 1, 1988 through April 20, 1993, and as a result its income during such period for federal income tax purposes was passed through to its stockholders. Accordingly, the historical financial statements for this period do not include a provision for federal income taxes.

(2) Pro forma net income gives effect to the application of a provision for income taxes that would have been required had the Company been taxed as a C Corporation from January 1, 1993 through April 20, 1993.

(3) The Company adopted SFAS 128 in 1997. All prior period earnings per common share have been restated to conform to the provision of this statement.

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

OVERVIEW

The Company believes that its growth has resulted primarily from the successful introduction of new products, the expansion of its customer base and increased sales to its existing customers. In 1987, the Company expanded its product line from child safety products to include child care, convenience and activity items. Some of the products that the Company in recent years added are bulk items (i.e., larger products requiring packaging in boxes) that have significantly higher unit prices but provide lower gross margins than the Company's other products, which are generally smaller products packaged in blister packs (i.e. transparent plastic). In 1994, the Company introduced a line of home security products.

Between 1989 and 1996, the Company experienced significant growth, with net sales increasing from $7.7 million to $105.8 million. For the year ended January 3, 1998, Safety 1st reported sales of $105.0 million. The Company believes flat sales for 1997 can be attributed to its new managed growth philosophy, initiated at the end of 1996, that called for fundamental shifts in corporate business practices, and the strategic steps taken to refocus the Company back to core strengths.

In 1996, the Company faced significant financial and operational challenges and recorded a net loss of $44.8 million. The Company recognized that its product offerings had exceeded a manageable level and included products outside of its core competency. This, combined with the continual expansion of the customer base, had led to additional complexity in all operational aspects of the business, as well as a significant increase in general and administrative expenses, and an increase in the Company's working capital requirements. As a result, the Company evaluated its business strategy and took the first steps to refocus its business on its traditional core product lines, trade channels and customer base. An extensive analysis of each product was conducted based on revised performance requirements of certain sales, quality, inventory turn, margin contribution and profitability objectives. The analysis indicated that approximately 350 of the Company's 650 products did not meet these criteria, and a strategic decision was made to eliminate these products from the line. In addition, the Company took decisive steps to further simplify operations with the reduction of package assortment options available to a retailer for a given product, decreasing the number of stock keeping units (SKUs) from 2,300 to 600 at the end of 1996.

During 1997, the Company began to experience the positive effects of the initiatives undertaken in 1996. With a sharper focus, simplified business practices, and a significantly reduced product line, the Company rebuilt its operational structure and placed stronger emphasis on improved fiscal management. By the end of the fiscal year, the Company had tightened expense controls to achieve a meaningful reduction in selling, general and administrative expenses, replaced its financing facility to increase strategic flexibility, and increased gross profit.

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, certain financial data (dollars in thousands):

                                              JANUARY 3,   DECEMBER 31,    DECEMBER 31,
                                                1998           1996           1995
                                              ----------   ------------    ------------
INCOME STATEMENT DATA:
     Net sales                                 104,978        105,752        103,218
     Cost of sales                              62,594         88,979         68,673
     Gross profit                               42,384         16,773         34,545
     Selling, general and administrative
       expenses                                 34,423         54,385         28,320
     Impairment of long-lived assets               587         11,596             --
     Operating income (loss)                     7,374        (49,208)         6,225

Fiscal Year Ended January 3, 1998 Compared to Year Ended December 31, 1996

Net sales for the year ended January 3, 1998 were $104,978,000, a decrease of $774,000 from net sales of $105,752,000 for the year ended December 31, 1996. Juvenile sales comprised 97% of the net sales for the year ended January 3, 1998, and home security sales made up the balance.

Gross profit increased to $42,384,000, or 40.4% of net sales for the year ended January 3, 1998 from $16,773,000, or 15.9% of net sales for the year ended December 31, 1996, and $39,204,000, or 34.9%, excluding the 1996 special charges described below. The increase in gross profit percentage is due to favorable product mix, improved product costs, and significant reductions in products returned by customers.

Selling, general, and administrative expenses decreased by $19,962,000 to $34,423,000 for the year ended January 3, 1998 from $54,385,000 for the year ended December 31, 1996. Excluding the 1996 special charges, selling, general and administrative expenses were $41,536,000 for the year ended December 31, 1996. The decrease is primarily attributed to continued focus on cost controls during the year ended January 3, 1998 primarily in the areas of temporary help, professional fees and freight costs. Also during the year ended January 3, 1998, the Company recorded a pre-tax charge of $587,000 related to the impairment of long-lived assets.

As a result of the above factors, operating income for the year ended January 3, 1998 was $7,374,000. The operating loss for the year ended December 31, 1996 was $49,208,000.

Net interest expense for the year ended January 3, 1998 was $4,117,000 versus $4,100,000 for the year ended December 31, 1996. During 1997, the Company refinanced its existing credit facility-refer to the "Liquidity and Capital Resources" section below.

Net income available for common shareholders for the year ended January 3, 1998 was $3,140,000, or $0.40 per share on a fully diluted basis, including a tax benefit of $8,400,000 related to a change in valuation allowance. Realization of the $9,600,000 net deferred tax asset is dependent on the Company's ability to generate approximately $26,000,000 in taxable income during the carryforward period. Management believes it is more likely than not that the asset will be realized based upon the strategic initiatives undertaken in 1996 to simplify operations by reducing the number of SKU's, discontinuing products that did not meet certain sales, quality, and profitability criteria and to tighten expense control. During 1997, the Company began to experience the positive effects of these initiatives and expects to continue to benefit in future years. However, there can be no assurances that the Company will meet its expectations of future income. As a result, the amount of the deferred tax assets considered realizable could be reduced in the near and long term if estimates of future income are reduced. Such an occurrence could materially adversely affect the Company's financial position and results of operations. The Company will continue to evaluate the realizability of the deferred tax assets quarterly. In addition, the Company recorded accretion of $6,472,000 representing the excess of the redeemable preferred stock redemption value over the carrying value. This acceleration relates to the change in terms of the redeemable preferred stock which provides for immediate redemption at either the Company or the holders' option. Excluding these items net income available to common shareholders, which takes into account both dividends and accretion on redeemable preferred stock, would have been $1,212,000, or $0.15 per share on a fully diluted basis, compared to a loss of $44,849,000, or $6.27 per share, for the year ended December 31, 1996.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Net sales were $105,800,000 in 1996, an increase of $2,500,000, or 2.5%, over net sales in 1995. This increase was primarily due to net sales of new products in the amount of approximately $33,000,000 and increases in international sales of $7,100,000 resulting from the acquisitions of two international subsidiaries and the expansion into additional international markets, and offset by a decrease (erosion) in 1996 net revenue of $29,900,000, or 29%, from sales of existing product. Certain of the Company's products experienced an unusually high rate of returns. Net sales were affected by returns and defective product of approximately $7,700,000, or 248% over 1995 levels. In addition, during the fourth quarter of 1996, the Company recorded accruals relating to returns and defective products, customer credits and other transactions in the amount of $5,600,000, which affected net sales as compared to 1995 net sales. The
Company also recorded a charge of $1,000,000 with respect to similar items in previous quarters.

Gross profit decreased from $34,500,000, or 33.5% of net sales, in 1995 to $16,800,000, or 15.9% of net sales, in 1996, a decrease of $17,700,000. This decrease was largely a result of the Company's inventory reduction plan during 1996. The Company's charges to cost of sales included approximately $14,300,000 related to discontinued products, inventory reserves, reduction of capitalized overhead, and other inventory related matters; approximately $1,400,000 primarily related to the reduction of vendor credits; and approximately $2,200,000 of increases related to the acquisitions of two international subsidiaries. Included in the $15,700,000 cost of sales charges as described above are fourth quarter charges of approximately $9,400,000.

During 1996, the Company sold certain discontinued products at cost or below cost which further impacted 1996 net sales and gross profit as compared to 1995.

Selling, general and administrative (SG&A) expenses increased to $54,400,000 in 1996 from $28,300,000 in 1995, an increase of $26,100,000. The increase was partly attributable to charges of approximately $13,000,000; which resulted primarily from the Company's streamlining efforts and the shifting of its resources back to its core business. Those charges include $6,000,000 in reserves for customer credits on accounts receivable, primarily related to advertising and promotional allowances, $1,000,000 primarily related to lease termination fees and severance costs; $3,500,000 related to the write-off of certain other assets and increased accruals for product related reserves; $700,000 in charges for non-employee stock compensation expense under SFAS 123; $700,000 of costs associated with the Company's debt refinancing; and $700,000 in purchase adjustments related to the acquisition of the Company's Canadian and U.K. subsidiaries.

The remaining $13,100,000 of the increase in SG&A expenses include $4,000,000 SG&A expenses of the two international subsidiaries; $7,000,000 increase in payroll and payroll related costs associated with the continued building of Company infrastructure and increased reliance on temporary help; $1,900,000 in professional fees associated with assisting management in legal matters, product matters, integrating the Company's two new acquisitions and in meeting the needs of a more complex business; $1,200,000 for increased occupancy and maintenance costs, primarily for expanded distribution capacity; and $1,100,000 increased research and product development costs. The increases were offset by a $2,100,000 decrease in other SG&A expenses.

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

Operating loss for 1996 was $49,200,000 versus operating income for 1995 of $6,200,000, a decrease of $55,400,000, due to the above factors.

Interest expense increased from $1,100,000 during 1995 to $4,100,000 during 1996 due to additional borrowings under the revolving credit facility as well as the inclusion of $900,000 of deferred financing costs incurred during 1996 in connection with the restructuring of the credit facility.

The Company recorded an income tax benefit of $8,500,000 in 1996 versus an income tax provision of $2,000,000 in 1995. The income tax benefit primarily relates to tax refunds resulting from net operating loss carryback claims and the recognition of certain net operating loss carryforwards. The Company had deferred tax assets arising from net operating loss carryforwards and deductible temporary differences of $14,400,000 before a valuation allowance of $10,300,000 and offset against deferred tax liabilities of $1,900,000. Realization of approximately $2,200,000 of the asset is dependent on the Company's ability to generate approximately $6,500,000 of taxable income in the carryforward period. Management believes that as a result of the strategic changes discussed above it is more likely than not that the asset will be realized. However, there can be no assurance that the Company will meet its expectations of future income. As a result, the amount of the deferred tax assets considered realizable could be reduced in the near and long term if estimates of future income are reduced. Such an occurrence could materially adversely affect the Company's financial position and results of operations. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

On July 30, 1997, the Company entered into a five-year $55,000,000 refinancing of its existing $45,000,000 credit facility. The refinancing included a $40,000,000 credit facility providing for $27,500,000 of revolving working capital financing and a $12,500,000 term loan. In January 1998, this credit facility was amended to increase the revolving line of credit from $27,500,000 to $35,000,000. The credit facility, which expires in July 2002, has an interest rate, at the Company's option, of LIBOR plus 2.75% or prime plus 1.75% (8.89% at January 3, 1998) on the revolving credit facility, and LIBOR plus 3% or prime plus 2% (8.90% at January 3, 1998) on the term loan. In addition, the loan agreement requires the Company to pay a commitment fee equal to .50% per annum of the average unused commitment and letter of credit fees equal to 1.4% of the face amount of each letter of credit. As of January 3, 1998, the Company had $955,000 available to be borrowed under the revolving credit facility based upon the advance rate formula in the loan agreement. The principal amount of the term loan is payable in twenty consecutive equal installments of $625,000, nineteen of which are payable on the first day of each calendar quarter commencing October 1, 1997 and the final installment is payable on July 30, 2002. The credit facility contains certain financial covenants and restrictions including minimum tangible net worth, minimum current ratio, minimum EBITDA (as defined), minimum fixed charge coverage, and limits on capital expenditures and dividend payments, and is secured by all assets of the Company.

The July 30, 1997 refinancing also included a $15,000,000 private placement of 15,000 shares of six-year Series A redeemable preferred stock and the issuance of ten-year warrants to purchase approximately 1,270,000 shares of the Company's common stock, subject to adjustment, at an exercise price of $0.01 per share, as described in Notes 2 and 3 to the consolidated financial statements.

The Company has exchanged the Series A Preferred Stock with its holders for Series B Preferred Stock which contains substantially identical features other than redemption rights. The holders of the Series B Preferred Stock have the right to redeem the Series B Preferred Stock immediately under certain conditions including the surrender of the ten-year warrants. Upon such occurrence, if the Company redeemed any of the preferred shares, the Company would be in default of covenants under its credit facility which prohibits the redemption of the preferred stock. Conversely, failure to honor the redemption could result in a default under the terms of the preferred stock.

For the period from January 1, 1997 through July 30, 1997, the Company had financed its operations with a $45,000,000 credit facility consisting of a $25,000,000 term-loan and a $20,000,000 revolving credit facility, both of which were scheduled to expire on May 1, 1998. The annual rate of interest on all borrowings for the initial six months of the facility was equal to the prime rate plus 2.65%, increasing by one percent every three months thereafter to a maximum annual rate of prime plus 5.65%.

Net cash used in operations was $5,300,000 for the year ended January 3, 1998 versus net cash used in operations of $80,000 for the year ended December 31, 1996. The increase in the net cash used in operations was due to a decrease in accounts payable and accrued expenses in order to get vendor payables back in terms as well as an increase in accounts receivable due to higher fourth quarter sales compared to the prior year offset by a decrease in inventory as a result of the significant SKU reduction implemented at the end of 1996 and the receipt of a tax refund.

For the year ended January 3, 1998, cash flow used in the investing activities was $6,040,000 related to the purchase of property and equipment, principally molds for new product introductions as well as the purchase of an integrated computer system which is in the process of being implemented. Net cash provided by financing activities was $11,669,000, primarily related to the net proceeds from the Company's debt and equity refinancing in July 1997, offset by net paydowns on the revolving credit facility as well as payment of the notes payable issued in connection with the acquisition of Orleans Juvenile Products, Inc. in February 1996.

The Company believes that its cash, together with the new financing will be sufficient to meet its operating and other cash requirements for the next twelve months.

FUTURE ACCOUNTING REQUIREMENTS

The Company intends to adopt Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), in fiscal 1998. Both standards will require additional disclosure but will not have a material effect on the Company's reported financial position or results of operations. SFAS 130 establishes standards for the reporting and display of comprehensive income and is expected to be reflected in the Company's first quarter 1998 interim financial statements. Comprehensive income equals the total of net income and all other non-owner changes in equity. SFAS 131 changes the way companies report segment information and requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources. It also requires public companies to report certain information about their products and services, the geographic areas in which they operate, and their major customers. SFAS 131 will be reflected in the Company's 1998 Annual Report.

YEAR 2000

The Year 2000 problem is a result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and conversion to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as modified and converted. The Company has invested approximately $5,000,000 in a new software system as of January 3, 1998, and does not expect the remaining investment required to complete the implementation to exceed $1,000,000.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                SAFETY 1ST, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                          PAGE

         Report of Independent Certified Public Accountants.........       18

         Consolidated Financial Statements:

              Balance Sheets........................................       19

              Statements of Operations..............................       21

              Statements of Changes in Stockholders' Equity.........       22

              Statements of Cash Flows..............................       23

              Notes to Financial Statements.........................       24

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Safety 1st, Inc.

We have audited the accompanying consolidated balance sheets of Safety 1st, Inc. and subsidiaries as of January 3, 1998 and December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three fiscal years in the period ended January 3, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safety 1st, Inc. and subsidiaries at January 3, 1998 and December 31, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 1998, in conformity with generally accepted accounting principles.

Boston, Massachusetts                                         GRANT THORNTON LLP
February 27, 1998
(except for Note 3, as to
which the date is April 2, 1998)

                                SAFETY 1ST, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  JANUARY 3,         DECEMBER 31,
                                                                     1998                1996
                                                                 ------------        ------------
 CURRENT ASSETS
     Cash                                                        $    838,549        $    509,403
     Accounts receivable, less allowance for doubtful
       accounts of $1,700,000 ($3,300,000 in 1996)                 23,411,211          20,237,347
     Inventory                                                     16,372,172          17,145,683
     Prepaid expenses                                               1,190,497             938,288
     Tax refund receivable                                                 --           5,026,644
     Deferred income taxes                                          3,300,000                  --
                                                                 ------------        ------------

              Total current assets                                 45,112,429          43,857,365
                                                                 ------------        ------------

 PROPERTY AND EQUIPMENT AT COST
     Molds and tools                                               11,723,661           8,592,011
     Computer equipment and software                                2,323,599           2,393,021
     Furniture and fixtures                                         2,115,203           2,100,349
     Warehouse equipment                                            2,131,104           2,023,072
     Leasehold improvements                                         1,676,410           1,440,124
                                                                 ------------        ------------
                                                                   19,969,977          16,548,577
     Less - accumulated depreciation and amortization              (7,304,449)         (4,385,545)
                                                                 ------------        ------------
              Net property and equipment                           12,665,528          12,163,032
                                                                 ------------        ------------

 OTHER ASSETS
     Molds in process                                               1,567,990           3,240,821
     Software systems in process                                    5,005,772           2,155,195
     Goodwill, net of accumulated amortization of $561,000
        ($268,000 in 1996)                                          6,545,520           6,838,554
     Patents and trademarks, net of accumulated
        amortization of $464,000 ($354,000 in 1996)                   633,714             662,607
     Deferred income taxes                                          6,300,000           2,218,000
     Deferred financing costs and other assets                      1,702,511             141,078
                                                                 ------------        ------------

              Total other assets                                   21,755,507          15,256,255
                                                                 ------------        ------------
                                                                 $ 79,533,464        $ 71,276,652
                                                                 ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             JANUARY 3,         DECEMBER 31,
                                                                1998                1996
                                                            ------------        ------------

CURRENT LIABILITIES
     Revolving credit facility                              $ 25,426,551        $ 36,652,657
     Accounts payable                                          7,536,078          17,371,093
     Accrued expenses                                          7,148,943          12,839,636
     Current maturities of long-term debt                      2,500,000                  --
     Notes payable and current portion of
        capital lease obligation                               1,263,031           2,074,403
                                                            ------------        ------------

              Total current liabilities                       43,874,603          68,937,789
                                                            ------------        ------------


     Long-term debt                                            8,750,000                  --
     Capital lease obligation, net of current portion            105,737             260,651
                                                            ------------        ------------

              Total liabilities                               52,730,340          69,198,440
                                                            ------------        ------------

COMMITMENTS AND CONTINGENCIES                                         --                  --

REDEEMABLE PREFERRED STOCK
     $1.00 par value, 100,000 shares of Preferred
         Stock authorized; 15,000 shares issued
         and outstanding; $15,839,098 liquidation
         preference                                           15,839,098                  --

STOCKHOLDERS' EQUITY
     Common Stock, $.01 par value, 15,000,000
        shares authorized, 7,187,288
        shares issued and outstanding
        (7,178,156 in 1996)                                       71,872              71,781
     Additional paid-in capital                               40,241,663          34,496,395
     Accumulated deficit                                     (29,349,509)        (32,489,964)
                                                            ------------        ------------

           Total stockholders' equity                         10,964,026           2,078,212
                                                            ------------        ------------
                                                            $ 79,533,464        $ 71,276,652
                                                            ============        ============


        The accompanying notes are an integral part of these statements.

                                SAFETY 1ST, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        YEARS ENDED
                                                   -------------------------------------------------------
                                                     JANUARY 3,          DECEMBER 31,         DECEMBER 31,
                                                        1998                 1996                1995
                                                   -------------        -------------        ------------
Net sales                                          $ 104,977,666        $ 105,751,954        $103,218,385
Cost of sales                                         62,593,720           88,978,995          68,673,500
                                                   -------------        -------------        ------------

Gross profit                                          42,383,946           16,772,959          34,544,885
Selling, general and administrative expenses          34,423,223           54,385,019          28,319,680
Impairment of long-lived assets                          586,946           11,596,126                  --
                                                   -------------        -------------        ------------

Operating income (loss)                                7,373,777          (49,208,186)          6,225,205
                                                   -------------        -------------        ------------

Interest expense, net                                  4,117,433            4,099,805           1,065,660
                                                   -------------        -------------        ------------
Income (loss) before income taxes                      3,256,344          (53,307,991)          5,159,545
Income tax (benefit) expense                          (7,195,209)          (8,458,779)          1,960,000
                                                   -------------        -------------        ------------

Net income (loss)                                     10,451,553          (44,849,212)          3,199,545

Dividends and accretion on redeemable
     preferred stock                                   7,311,098                   --                  --
                                                   -------------        -------------        ------------

Net income (loss) available to common
     shareholders                                  $   3,140,455        $ (44,849,212)       $  3,199,545
                                                   =============        =============        ============

Basic earnings (loss) per common share             $        0.44        $       (6.27)       $       0.45
                                                   =============        =============        ============

Diluted earnings (loss) per common share           $        0.40        $       (6.27)       $       0.44
                                                   =============        =============        ============

Shares used to compute basic earnings
     per common share                                  7,187,288            7,157,078           7,132,010
                                                   =============        =============        ============

Shares used to compute diluted earnings
     per common share                                  7,827,876            7,157,078           7,250,282
                                                   =============        =============        ============


        The accompanying notes are an integral part of these statements.

                                SAFETY 1ST, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                          COMMON STOCK                       (ACCUMULATED
                                      --------------------    ADDITIONAL       DEFICIT)
                                      NUMBER OF                PAID-IN         RETAINED
                                        SHARES      AMOUNT      CAPITAL        EARNINGS         TOTAL
                                      ---------    -------    -----------    ------------    -----------


Balance - December 31, 1994           7,094,049    $70,940    $32,617,337    $  9,159,703    $41,847,980
Net income                                                                      3,199,545      3,199,545
Net proceeds from exercise
    of stock options                     56,567        566        750,024                        750,590
Net tax benefit derived from option
   compensation deduction                                         221,000                        221,000
                                      ---------    -------    -----------    ------------    -----------

Balance - December 31, 1995           7,150,616     71,506     33,588,361      12,359,248     46,019,115
Net loss                                                                      (44,849,212)   (44,849,212)
Net proceeds from exercise of
   stock options                         27,540        275        206,664                        206,939
Stock compensation expense                                        701,370                        701,370
                                      ---------    -------    -----------    ------------    -----------

Balance - December 31, 1996           7,178,156     71,781     34,496,395     (32,489,964)     2,078,212
Net income                                                                     10,451,553     10,451,553
Net proceeds from issuance of
   warrants to purchase common
   stock                                                        5,686,000                      5,686,000
Net proceeds from exercise of
   stock options                          9,132         91         59,268                         59,359
Accretion on redeemable
   preferred stock                                                             (6,472,000)    (6,472,000)
Redeemable preferred dividends                                                   (839,098)      (839,098)
                                      ---------    -------    -----------    ------------    -----------

Balance - January 3, 1998             7,187,288    $71,872    $40,241,663    $(29,349,509)   $10,964,026
                                      =========    =======    ===========    ============    ===========

        The accompanying notes are an integral part of these statements.

                                SAFETY 1ST, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEARS ENDED
                                                                    ----------------------------------------------------
                                                                     JANUARY 3,         DECEMBER 31,        DECEMBER 31,
                                                                        1998                1996                1995
                                                                    ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                            $ 10,451,553        $(44,849,212)       $  3,199,545
       Adjustments to reconcile net income (loss) to
          net cash provided by (used in)  operating
          activities:
         Deferred income taxes                                        (7,382,000)         (3,630,960)            602,000
         Option compensation tax benefit                                      --                  --             221,000
         Stock compensation expense                                           --             701,370                  --
         Depreciation                                                  3,177,588           4,841,106           2,742,293
         Amortization                                                    541,467             404,016              99,603
         Loss on disposal of property and equipment                           --                  --             167,806
         Impairment of long-lived assets                                 586,946          11,596,126                  --
                                                                    ------------        ------------        ------------
       Net cash provided by (used in) operating
          activities before changes in assets and liabilities          7,375,554         (30,937,554)          7,032,247
         Changes in assets and liabilities
         (Increase) decrease in:
           Accounts receivable                                        (3,173,864)          2,353,736          (9,837,075)
           Inventory                                                     773,511          13,376,577          (9,360,253)
           Prepaid expenses and other assets                            (289,727)          1,879,292            (665,305)
           Tax refund receivable                                       5,026,644          (2,715,369)         (1,620,306)
         Increase (decrease) in:
           Accounts payable - trade                                   (9,816,636)          6,109,885           2,941,962
           Accrued expenses                                           (5,195,074)          9,852,947             233,457
                                                                    ------------        ------------        ------------
                  Net cash used in operating activities               (5,299,592)            (80,486)        (11,275,273)
                                                                    ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of subsidiaries                                            --          (1,490,552)                 --
       Acquisition of property and equipment                            (548,432)         (2,386,624)         (6,649,095)
       Increase in molds in process and deposits                      (3,059,763)         (3,215,577)         (6,196,906)
       Increase in system software in process                         (2,350,577)         (2,155,195)                 --
       Increase in deferred acquisition costs                                 --                  --          (1,492,678)
       Acquisition of patents and trademarks                             (81,000)           (165,686)           (308,602)
       Acquisition of other intangibles                                       --                  --            (312,761)
                                                                    ------------        ------------        ------------
                  Net cash used in investing activities               (6,039,772)         (9,413,634)        (14,960,042)
                                                                    ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net (paydowns) proceeds on revolving credit facility          (11,226,106)         11,262,657          25,390,000
       Proceeds from issuance of long-term notes payable              12,500,000
       Proceeds from issuance of redeemable
          preferred stock and warrants                                15,000,000                  --                  --
       Loan from officer                                                 250,000                  --                  --
       Repayment of bank debt assumed                                         --            (739,668)                 --
       Repayment of notes payable and capital lease
          obligation                                                  (2,466,286)           (750,861)                 --
       Refinancing fees                                               (2,448,457)                 --                  --
       Proceeds from exercised stock options                              59,359             206,939             750,590
                                                                    ------------        ------------        ------------
                  Net cash provided by financing activities           11,668,510           9,979,067          26,140,590
                                                                    ------------        ------------        ------------

Net increase (decrease) in cash                                          329,146             484,947             (94,725)
Cash balance, beginning of year                                          509,403              24,456             119,181
                                                                    ------------        ------------        ------------
Cash balance, end of year                                           $    838,549        $    509,403        $     24,456
                                                                    ============        ============        ============
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest                                                            $  3,828,560        $  3,689,952        $  1,215,000
                                                                    ============        ============        ============

Income taxes                                                        $         --        $         --        $  2,540,000
                                                                    ============        ============        ============

Non-cash investing activities:
Increase (decrease) in accrued obligations                          $         --        $  1,013,998        $    (65,000)
                                                                    ============        ============        ============

Capital lease obligation                                            $         --        $    486,964        $         --
                                                                    ============        ============        ============


See Note 10 for non-cash acquisition related items.


         The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   JANUARY 3, 1998, DECEMBER 31, 1996 AND 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Safety 1st, Inc. and subsidiaries (the "Company") is a developer, marketer and distributor of juvenile products including child safety and child care, convenience, activity, and home security products. The Company sells primarily to retailers, which are affected by economic fluctuations. Any risk of collection losses is concentrated in this industry.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Safety 1st (Europe) Ltd., Safety 1st Home Products Canada, Inc., 3232301 Canada Inc., and Safety 1st International, Inc. All significant intercompany transactions have been eliminated.

CHANGE IN FISCAL YEAR

Effective in 1997, the Company changed its reporting period from a calendar year to a 52/53 week period ending on the Saturday closest to December 31. The Company's 1997 fiscal year ended on January 3, 1998. There was no material effect on the statement of operations.


ACCOUNTS RECEIVABLE

An allowance for doubtful accounts is provided based upon historical bad debt experience and periodic evaluations of the aging of the accounts. Receivables are written off when deemed to be uncollectible.

INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or market. Inventory includes an allocation of indirect costs incurred in the production and acquisition of inventory of approximately $1,245,000 as of both January 3, 1998 and December 31, 1996.

ADVERTISING

The cost of undistributed catalogs is accounted for as prepaid supplies until they are no longer owned or expected to be used. At January 3, 1998 and December 31, 1996, prepaid catalog costs were $53,590 and $182,000, respectively. The Company expects its supply of catalogs to be exhausted within one year. Advertising expenses, other than catalog costs, are expensed as incurred. Advertising expenses, which consist primarily of promotional and cooperative advertising allowances provided to customers, were approximately $3,497,000, $5,708,000, and $2,414,000, for the years ended January 3, 1998, December 31, 1996 and 1995, respectively.

REVENUE RECOGNITION

The Company recognizes revenue at the time of shipment to its customers.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost, including interest on funds borrowed to finance the construction of major capital additions. The Company owns the molds and tools used in the production of the Company's products by third party manufacturers. For the years ended January 3, 1998 and December 31, 1996, approximately $153,000 and $158,000, respectively, of interest incurred in connection with the construction of molds was included in the cost of the molds. For the year ended January 3, 1998, approximately $203,000 of interest was capitalized into software systems in process. The molds and tools are depreciated using the straight-line method over 5 to 7 years. Computer equipment and software, furniture and fixtures and warehouse equipment are depreciated using the straight-line method over their estimated useful lives of 3 to 7 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts with any gain or loss realized upon the sale or disposal charged or credited to operations.

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

TRANSLATION OF FOREIGN CURRENCIES

Income statement accounts are translated at the average rates during the period and assets and liabilities are translated using the exchange rate at each balance sheet date. Foreign currency transaction gains and losses are included in net income, translation adjustments, if significant, are recorded as a separate component of stockholders' equity, as the functional currency is the local currency.

INCOME TAXES

The Company utilizes the asset/liability method of accounting for income taxes. Under the asset/liability method, deferred income taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect. A valuation allowance is provided for deferred tax assets except where realization is more likely than not.

RESEARCH AND PRODUCT DEVELOPMENT COSTS

Research and product development costs are charged to expense when incurred. Research and development costs for the years ended January 3, 1998, December 31, 1996 and 1995 were approximately $756,700, $2,060,000 and $573,000, respectively.

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

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") which establishes standards for computing and presenting earnings per share. The new standard replaces the presentation of primary earnings per share prescribed by Accounting Principles Board Opinion No. 15, "Earnings per Share" ("APB 15") with a presentation of basic earnings per share and also requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB 15. The Company adopted SFAS No. 128 in the fourth quarter of 1997 and has restated all prior periods in its consolidated financial statements.

ACCOUNTING FOR STOCK BASED COMPENSATION

In October 1995, the FASB issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") which establishes a fair value based method of accounting for stock-based compensation. As permitted by SFAS 123, the Company elected to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire stock. In addition, SFAS 123 also requires that transactions with other than employees, entered into after December 31, 1995, in which goods or services are the consideration received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company has adopted SFAS 123 for disclosure purposes and for non-employee stock options. The effect on the results of operations and financial position is disclosed in Note 9.

RECLASSIFICATION

Certain accounts in 1996 were reclassified to conform to the 1997 presentation.

FUTURE ACCOUNTING REQUIREMENTS

The Company intends to adopt Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), in fiscal 1998. Both standards will require additional disclosure but will not have a material effect on the Company's reported financial position or results of operations. SFAS 130 establishes standards for the reporting and display of comprehensive income and is expected to be reflected in the Company's first quarter 1998 interim financial statements. Comprehensive income equals the total of net income and all other non-owner changes in equity. SFAS 131 changes the way companies report segment information and requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources. It also requires public companies to report certain information about their products and services, the geographic areas in which they operate, and their major customers. SFAS 131 will be reflected in the Company's 1998 Annual Report.

2. REVOLVING CREDIT FACILITY AND TERM LOAN

On July 30, 1997, the Company entered into a five-year $55,000,000 refinancing of its existing $45,000,000 credit facility. The refinancing included a $40,000,000 credit facility providing for $27,500,000 of revolving working capital financing and a $12,500,000 term loan. In January 1998, this credit facility was amended to increase the revolving line of credit from $27,500,000 to $35,000,000. The credit facility, which expires in July 2002, has an interest rate, at the Company's option, of LIBOR plus 2.75% or prime plus 1.75% (8.89% as of January 3, 1998) on the revolving credit facility, and LIBOR plus 3% or prime plus 2% (8.90% as of January 3, 1998) on the term loan. In addition, the loan agreement requires the Company to pay a commitment fee equal to .50% per annum of the average unused commitment and letter of credit fees equal to 1.4% of the face amount of each letter of credit. As of January 3, 1998, the Company had $955,000 available to be borrowed under the revolving credit facility based upon the advance rate formula in the loan agreement. The principal amount of the term loan is payable in twenty consecutive equal installments of $625,000, nineteen of which are payable on the first day of each calendar quarter. Total principal payments were $1,250,000 in 1997, and are scheduled to total $2,500,000 in each of the years 1998 through 2001, with the final payments of $1,250,000 scheduled to be made in 2002.

As of January 3, 1998, $11,250,000 was outstanding under the term loan of which $8,750,000 is classified as long-term debt. The credit facility contains certain financial covenants and restrictions including minimum tangible net worth, minimum current ratio, minimum EBITDA (as defined), minimum fixed charge coverage, and prohibitions on redemption of preferred stock, in addition to limits on capital expenditures and dividend payments, and is secured by all assets of the Company.

The refinancing also included a $15,000,000 private placement of 15,000 shares of six-year Series A redeemable preferred stock and the issuance of ten-year warrants to purchase approximately 1,270,000 shares of the Company's common stock, subject to adjustment, at an exercise price of $0.01 per share, as described in Note 3.

For the period from January 1, 1997 through July 30, 1997, the Company financed its operations with a $45,000,000 credit facility consisting of a $25,000,000 term-loan and a $20,000,000 revolving credit facility, both of which were scheduled to expire on May 1, 1998. The annual rate of interest on all borrowings for the initial six months of the facility was equal to the prime rate plus 2.65% increasing by one percent every three months thereafter to a maximum annual rate of prime plus 5.65%.

For the years ended January 3, 1998 and December 31, 1996, the average borrowings under revolving credit facilities were $36,900,000 and $38,300,000, respectively. The weighted average interest rate of these borrowings for the years ended January 3, 1998 and December 31, 1996 was 11.2% and 7.96%, respectively. In connection with the acquisition and restructuring of the credit facility, the Company incurred $1,662,000 and $891,000, of deferred debt financing costs, of which $178,000 and $891,000, have been reflected in interest expense on the consolidated statements of operations for the years ended January 3, 1998 and December 31, 1996, respectively.

3. SERIES A REDEEMABLE PREFERRED STOCK

In connection with the refinancing of the Company's credit facility on July 30, 1997, as described in Note 2, the Company issued in a private placement 15,000 shares, $1 par value, six year Series A redeemable preferred stock (of the 100,000 shares of preferred stock authorized) with a liquidation preference of $1,000 per share plus accrued but unpaid dividends at the dividend rate of either 10% in cash or 13.25% non-cash, compounded quarterly. The redeemable preferred stock includes the issuance of ten-year warrants to purchase approximately 1,270,000 shares of the Company's common stock, subject to a reduction of approximately 127,000 shares if certain 1998 earnings before interest and taxes ("EBIT") targets are met, at an exercise price of $.01 per share. The proceeds of $15,000,000 from the private placement were allocated to redeemable preferred stock and the warrants in the amount of $8,528,000 (net of issuance costs of $472,000) and $5,686,000 (net of issuance costs of $314,000), respectively, based on the estimated values at issue date. The excess of the redeemable preferred stock redemption value of $15,000,000 over the carrying value of $8,528,000 was accreted in the fiscal year ended January 3, 1998. This acceleration of the accretion is due to a change in terms of the redeemable preferred stock which provides for immediate redemption at either the Company's option or, if certain conditions are met, at the holders' option. Pursuant to an agreement among the parties in December 1997, the change was effected by an exchange between the Company and the holders of Series A Preferred Stock for shares of Series B Preferred Stock containing substantially identical features other than the provision relating to the rights of immediate redemption. Accrued but unpaid dividends of $839,098, are included in the carrying value of the preferred stock at January 3, 1998.

4. IMPAIRMENT OF LONG-LIVED ASSETS AND DISCONTINUED PRODUCTS

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

For the year ended January 3, 1998, the Company recorded a pre-tax charge of $587,000 related to the impairment of long-lived assets.

For the year ended December 31, 1996, a pre-tax charge of $47,400,000 as described below was recorded primarily in connection with the Company's efforts to reduce its stock keeping units ("SKU"), to streamline product offerings and discontinue products that did not meet certain sales, inventory turns and profitability objectives. As part of this charge in 1996, the Company recorded an impairment loss of $11,600,000 in accordance with SFAS 121, for those long-lived assets such as molds and tools, mold in process and patents where the sum of the estimated future undiscounted cash was less than the carrying amount of the impaired asset. In addition, during 1996, the Company recorded a cost of sales charge of approximately $14,300,000 relating to discontinued products, inventory reserves, reduction of capitalized overhead and other inventory related matters and $1,400,000 primarily related to the reduction of vendor credits. In addition, the Company recorded a net revenue charge of $6,600,000 relating to returns and defective products, customer credits and other transactions. Selling, general and administrative expenses included a charge of $13,000,000 for reserves for customer credits related to advertising and promotional allowances, lease termination fees, severance costs, write-off of certain assets, accrual of product related reserves, non-employee stock compensation expense and other matters. In addition, the Company recorded a charge of $500,000 relating to deferred financing costs.

5. RELATED PARTY MATTERS

Fees for services, including expenses, provided by a firm associated with the former Chief Financial Officer amounted to approximately $378,000, $1,957,000 and $1,570,000 during the years ended January 3, 1998, December 31, 1996 and 1995, respectively. Fees for services, including expenses, provided by a firm associated with a director of the Company amounted to approximately $834,000, $970,000 and $545,000 during the years ended January 3, 1998, December 31, 1996 and 1995, respectively. Services rendered by these firms included fees in connection with the Company's acquisition of subsidiaries, refinancing of debt, accounting, tax and finance services and other business, legal and tax matters.

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

The Company leases certain computer software under an arrangement which has been classified as a capital lease. The lease has a thirty-six month payment term and ownership of the asset transfers to the Company at the conclusion of the lease. The total leased capital assets included in other assets at January 3, 1998 and December 31, 1996 was $487,000.

The Company leases office, warehousing and other facilities under various arrangements. In addition, the Company leases certain equipment under operating leases.

Rent expense under operating leases for the years ended January 3, 1998, December 31, 1996 and 1995, was approximately $1,200,000, $1,900,000 and
$1,000,000, respectively.

Minimum annual rentals for the five fiscal years subsequent to January 3, 1998 and in the aggregate are:

                                             CAPITAL        OPERATING
                                             LEASES          LEASES
                                           ----------     ------------
    1998                                    $ 186,994       $1,424,000
    1999                                      109,080        1,357,000
    2000                                          --         1,262,000
    2001                                          --         1,227,000
    2002                                          --         1,191,000
    Thereafter                                    --         2,553,000
                                            ---------       ----------

    Total minimum lease payments              296,074       $9,014,000
                                                            ==========

    Imputed interest                          (22,306)
                                            ---------
    Present value of minimum
       capital lease payments                 273,768
    Current portion                          (168,031)
                                            ---------
    Long-term capital lease obligations     $ 105,737
                                            =========

LETTERS OF CREDIT

As of January 3, 1998, the Company was contingently liable for unsecured letters of credit of approximately $900,000. These letters of credit were issued to secure delivery of overseas merchandise.

ROYALTY AND LICENSE AGREEMENTS

The Company has various license agreements, pursuant to which it has the non-exclusive right to utilize the licensing company's name or logos. In addition, the Company pays royalties to developers for product ideas. Royalty fees range from 2.5% to 12% of related product sales. Royalty fees for the years ended January 3, 1998, December 31, 1996 and 1995 were $528,000, $1,493,000 and
$1,130,000, respectively.

SUPPLY AGREEMENT

In February 1997, the Company entered into a supply agreement expiring in April 2000 with one of its major suppliers under which the Company has committed to place minimum order levels of $14,300,000 in 1998 and $15,700,000 in 1999. This purchase commitment is not expected to result in losses.

CONTINGENCIES

On September 8, 1997, Tele Electronics (Taiwan) Co., Ltd. ("Tele Electronics") filed a lawsuit in Middlesex Superior Court in Massachusetts against the Company alleging breach of contract arising out of two purchase orders. The suit seeks monetary damages for the alleged breach of contract in the amount of $3.45 million and also alleges unfair and deceptive business practices and seeks, under this theory, an award equal to three times the alleged contractual damages. Tele Electronics also sought preliminary injunctive relief which, after a hearing, the Court denied. The Company denies the allegations of the lawsuit, believes it has meritorious defenses, is defending the matter vigorously and has also filed a counterclaim against Tele Electronics for damages caused by various acts and omissions of Tele Electronics, relating to prior purchase orders. The Company's counterclaim seeks monetary damages totaling approximately $1.3 million.

In June, 1996, the Company made a prior disclosure to the United States Customs Service in Boston regarding undeclared production "assists" that the Company provided to various Far East manufacturers between 1991 and 1996. The Company's management believes any potential assessment by the Customs Service in this matter has been provided for in the consolidated financial statements.

On February 5, 1998, Elamex, S.A. de C.V. ("Elamex"), a Mexican corporation, filed a lawsuit in Federal District Court in Massachusetts against the Company, alleging breach of express and/or implied contract arising out of a purchase order to manufacture carbon monoxide detectors. The suit seeks monetary damages in the amount of $191,000, plus interest and other unquantified consequential damages. The suit also alleges unfair and deceptive business practices and seeks, under this theory, an award equal to three times the alleged actual damages. The Company denies the allegations of the lawsuit and intends to defend the matter vigorously. An answer has been filed but no discovery has occurred. The Company has filed a counterclaim against Elamex, seeking damages of approximately $250,000 for funds expended in reliance on the anticipated performance of the contract by Elamex.

On November 26, 1997, T.S.A. Plastic Molds Inc. ("TSA") amended its original lawsuit filed on December 4, 1995, which alleged that the Company owed a contractual balance of $94,000 from TSA's construction of two steel molds. The amended complaint claims damages in excess of $500,000 (Canadian funds). The Company has filed a cross-complaint against TSA claiming that TSA did not deliver the merchandise ordered by the Company to the Company's specifications. The Company believes it has meritorious defenses to the lawsuit and intends to defend the matter vigorously.

The Company encounters personal injury litigation related to its products in the ordinary course of business. The Company maintains product liability insurance in amounts deemed adequate by management.

With respect to the matters discussed above, the Company believes that there are no claims or litigation pending, the outcome of which could have a material adverse effect on the Company's operations or financial condition.

7. MAJOR CUSTOMERS AND SUPPLIERS

For the years ended January 3, 1998 and December 31, 1996 and 1995, two customers accounted for approximately 44% (23% and 21%), 36% (22% and 14%) and 34%(20% and 14%), respectively, of net sales. The loss of any one of these customers could adversely affect operating results.

For the years ended January 3, 1998 and December 31, 1996, two suppliers accounted for approximately 37% (20% and 17%) and 33% (21% and 12%), respectively, of total purchases, and for the year ended December 31, 1995 one supplier accounted for 13% of total purchases. Certain of the Company's products are manufactured in China and are therefore subject to certain trade restrictions. From time to time, the United States Congress has attempted to impose additional restrictions on trade with China. Enactment of legislation, or the imposition of restrictive regulations conditioning or revoking China's "most favored nation" trading status or other trade sanctions, could have a material adverse effect upon the Company's business and products originating from China and the Company could be subjected to substantially higher rates of duty.

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

Income (loss) before income taxes is as follows:

                                                  YEARS ENDED
                              --------------------------------------------------
                                JANUARY 3,       DECEMBER 31,       DECEMBER 31,
                                   1998             1996               1995
                              -------------     --------------     -------------
                 Domestic     $   1,753,801     $  (53,556,624)       $5,159,545
                 Foreign          1,502,543            248,633              --
                              -------------     --------------     -----------
                              $   3,256,344     $  (53,307,991)       $5,159,545
                              =============     ==============     =============

The components of income tax (benefit) expense were as follows:

                                       YEARS ENDED
                    --------------------------------------------------
                     JANUARY 3,        DECEMBER 31,       DECEMBER 31,
                        1998               1996               1995
                    -----------        ------------       ------------

    Federal         $   760,141        $(18,124,717)       $1,597,000
    State               411,326            (788,067)          363,000
    Foreign              33,324             109,005                --
    Valuation
      allowance      (8,400,000)         10,345,000                --
                    -----------        ------------        ----------
                    $(7,195,209)       $ (8,458,779)       $1,960,000
                    ===========        ------------        ----------

    Current         $   186,791        $ (4,724,779)       $1,358,000
    Deferred         (7,382,000)         (3,734,000)          602,000
                    -----------        ------------        ----------
                    $(7,195,209)       $ (8,458,779)       $1,960,000
                    ===========        ============        ==========


The components of the net deferred income tax asset (liability) were as follows:

                                                          YEARS ENDED
                                                  ---------------------------
                                                   JANUARY 3,    DECEMBER 31,
                                                      1998           1996
                                                  -----------    ------------

    DEFERRED TAX ASSETS:
    Net operating loss carryforward               $11,037,000    $  8,196,000
    Accounts receivable allowances                    624,000       1,555,000
    Inventories                                       449,000       1,697,000
    Balance sheet reserves and allowances           1,334,000       2,529,000
    Other                                             437,000         455,000
                                                  -----------    ------------
    Total deferred tax assets                      13,881,000      14,432,000
    Less: valuation allowance                      (1,945,000)    (10,345,000)
                                                  -----------    ------------
    Net deferred tax asset                         11,936,000       4,087,000
                                                  -----------    ------------

    DEFERRED TAX LIABILITIES:
    Depreciation                                   (2,214,000)     (1,568,000)
    Patents and trademarks                           (122,000)       (200,000)
    Catalog costs                                          --        (101,000)
                                                  -----------    ------------
    Total deferred tax liabilities                 (2,336,000)     (1,869,000)
                                                  -----------    ------------
    Total net deferred tax asset                  $ 9,600,000    $  2,218,000
                                                  ===========    ============


The Company has recorded a valuation allowance of $1,945,000 as of January 3, 1998. The net change in the valuation allowance for fiscal 1997 is $8,400,000 which has been included as a component of the income tax benefit. The Company has approximately $31,000,000 of net operating losses available which expire in years 2011 through 2012.

Realization of the $9,600,000 net deferred tax asset is dependent on the Company's ability to generate approximately $26,000,000 in taxable income during the carryforward period. Management believes it is more likely than not that the asset will be realized based upon the strategic initiatives undertaken in 1996 to simplify operations by reducing the number of SKU's, discontinuing products that did not meet certain sales, quality, and profitability objectives and to tighten expense control. During 1997, the Company began to experience the positive effects of these initiatives and expects to continue to benefit in future years. However, there can be no assurances that the Company will meet its expectations of future income. As a result, the amount of the deferred tax assets considered realizable could be reduced in the near and long term if estimates of future income are reduced. Such an occurrence could materially adversely affect the Company's financial position and results of operations. The Company will continue to evaluate the realizability of the deferred tax assets quarterly.

Deferred income taxes are not provided on the undistributed earnings of foreign subsidiaries aggregating approximately $1,615,000 at January 3, 1998 as such earnings are expected to be permanently reinvested in these companies.

The differences between the statutory federal income tax rate of 34% and income taxes reported in the statements of operations are as follows:

                                               YEARS ENDED
                                -------------------------------------------
                                 JANUARY 3,    DECEMBER 31,    DECEMBER 31,
                                   1998            1996            1995
                                -----------    ------------     -----------
   Statutory rate               $ 1,107,156    $(18,124,717)    $ 1,754,000
   State and local taxes,
   net of federal benefit           411,326        (788,067)        240,000
   Valuation allowance           (8,400,000)     10,345,000              --
   Foreign net operating
   loss carryforwards              (546,349)             --              --
   Other                            232,658         109,005         (34,000)
                                -----------    ------------     -----------
                                $(7,195,209)   $ (8,458,779)    $ 1,960,000
                                ===========    ============     ===========

9. EMPLOYEE BENEFIT PLANS

STOCK OPTION PLANS

As of January 3, 1998, the Company had four stock option plans providing for the granting of options to purchase up to 2,400,000 shares of common stock of which, as of such date, 1,698,035 options were outstanding. These plans provide for the awarding of incentive and non-qualified stock options to employees, directors, independent contractors and others who may contribute to the success of the Company. Options are exercisable within ten years (5 years for greater than 10% shareholders with respect to incentive stock options) of the date of grant at a price determined by the Board of Directors or a committee of the Board of Directors. Substantially all of these options vest over a period not to exceed thirty months.

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

A summary of changes in these option plans and the non-plan options during the years ended January 3, 1998, December 31, 1996 and 1995 is as follows:

                                              EMPLOYEES          NON-EMPLOYEES
                                        ----------------------------------------
                                                    WEIGHTED            WEIGHTED
                                         NUMBER      AVERAGE  NUMBER    AVERAGE
                                           OF       EXERCISE    OF      EXERCISE
                                         OPTIONS      PRICE   OPTIONS    PRICE
                                        ----------  --------  -------   --------

Balance -- December 31, 1994              337,888     19.88   157,018     18.19
Granted                                   154,850     18.12    16,000     21.50
Exercised                                 (52,406)    12.78    (2,500)    12.00
Canceled                                  (37,857)    18.96    (1,184)    12.00
                                        ---------    ------   -------    ------

Balance -- December 31, 1995              402,475     20.21   169,334     18.64
Granted                                   418,850     10.09   118,150      7.78
Exercised                                 (33,539)     7.32        --        --
Canceled                                  (72,122)    14.43    (1,684)    12.00
                                        ---------    ------   -------    ------

Balance -- December 31, 1996              715,664      7.30   285,800      7.06
Granted                                   776,800      6.52     1,100      6.27
Exercised                                  (3,032)     6.50        --        --
Canceled                                  (58,297)     6.74        --        --
                                        ---------    ------   -------    ------
Balance - January 3, 1998               1,431,135      6.76   286,900      7.06
                                        ---------    ------   -------    ------

Options Exercisable - January 3, 1998     907,012    $ 6.76   271,832    $ 6.90
                                        ---------    ------   -------    ------


The Compensation Committee of the Board of Directors voted on July 30, 1996, to amend certain stock option agreements by changing the exercise price to $6.50 per share. These agreements covered 629,756 shares with original exercise prices ranging from $12.00 to $27.00 per share. In addition, during 1995, the Company repriced certain stock options at not less than the fair market value on the dates of the repricing.

The following table summarizes option data as of January 3, 1998:



                                   WEIGHTED                                   WEIGHTED
                                   AVERAGE          WEIGHTED                   AVERAGE
   RANGE OF          NUMBER       REMAINING         AVERAGE        NUMBER     EXERCISE
EXERCISE PRICES   OUTSTANDING  CONTRACTUAL LIFE  EXERCISE PRICE  EXERCISABLE   PRICE
----------------  -----------  ----------------  --------------  -----------  --------

Employees
$ 5.00 - $10.00    1,413,018         8.6              $ 6.63        889,693    $ 6.56
  10.01 - 15.00        9,784         7.3               14.45          8,986     14.80
  15.01 - 20.00        8,333         7.5               19.00          8,333     19.00
                   ---------         ---              ------        -------    ------
                   1,431,135         8.6              $ 6.76        907,012    $ 6.76
                   ---------         ---              ------        -------    ------

Non-Employees
$ 6.00 - $10.00      285,900         6.9              $ 7.03        270,832    $ 6.87
  10.01 - 15.00        1,000         5.9               15.00          1,000     15.00
                   ---------         ---              ------        -------    ------
                     286,900         6.9              $ 7.06        271,832    $ 6.90
                   ---------         ---              ------        -------    ------

The Company measures compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25 in accounting for its stock compensation plans. Accordingly, no compensation cost has been recorded for options granted to employees or directors in the years ended January 3, 1998, December 31, 1996 or 1995. Compensation cost charged to operations, which the Company recorded for options granted to non-employees, other than directors, was $701,000 and $0 for the years ended December 31, 1996 and 1995, respectively.

The weighted average fair value at the date of grant for options granted during the years ended January 3, 1998, December 31, 1996 and 1995 was $1.98, $6.25 and $10.34, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                            YEARS ENDED
                              ----------------------------------------
                              JANUARY 3,   DECEMBER 31,   DECEMBER 31,
                                1998          1996           1995
                              ----------   ------------   ------------

Expected life (years) ...          3             5             5
Interest ................       6.14%         6.27%         6.04%
Volatility ..............         40%           60%           60%
Dividend yield ..........          0%            0%            0%

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company's net income (loss) available to common shareholders and income (loss) per common share on a diluted basis would have been reduced to the pro forma amounts indicated below:

                                                                    YEARS ENDED
                                                     --------------------------------------------
                                                      JANUARY 3,    DECEMBER 31,     DECEMBER 31,
                                                        1998           1996             1995
                                                     -----------   -------------    -------------

Net income (loss) - as reported ...................  $ 3,140,455   $ (44,849,212)   $  3,199,545
Net  income (loss) - pro forma ....................  $ 1,150,595   $ (46,854,517)   $  2,060,964
Net income (loss) per common share - as reported ..  $      0.40   $       (6.27)   $       0.44
Net income (loss) per common share - pro forma ....  $      0.15   $       (6.55)   $       0.28

The initial application of SFAS 123 for pro forma disclosure may not be representative of the future effects of applying the statement.

PROFIT SHARING PLAN

The Company sponsors a Defined Contribution 401-k Plan (401-k Plan), whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The 401-k Plan provides for a matching contribution by the Company at the discretion of the Board of Directors. For the years ended January 3, 1998, December 31, 1996 and 1995, the Company did not elect to contribute to this plan.

10. ACQUISITIONS

On January 4, 1996, the Company acquired all of the outstanding stock of EEZI Group Holdings Ltd., a United Kingdom distributor of juvenile products, now named Safety 1st (Europe) Ltd., for cash of $260,000, issuance of notes payable of $949,000 ($270,000 outstanding as of January 3, 1998 after post-closing adjustments), and payment of acquisition costs of $1,032,000. In addition, the acquisition agreement provides that if Safety 1st (Europe) Ltd. were to exceed certain net income thresholds during the first five years subsequent to the acquisition date, the purchase price would be increased by not more than $3,200,000 (subsequently adjusted to an amount not more than $2,700,000). The Company believes that its obligation under this provision will be significantly less than the maximum potential. The fair value of assets acquired, including goodwill, was $2,668,000 and liabilities assumed was $426,000. The excess of the aggregate of purchase price over the fair value of net assets acquired of $2,181,000 was recognized as goodwill and is being amortized over 25 years. The net assets acquired included primarily inventory and fixed assets.

Effective February 1, 1996, the Company acquired all of the outstanding stock of Orleans Juvenile Products Inc., the Canadian distributor of the Company's products, for cash of $1,067,000, issuance of notes payable of $1,650,000 ($825,000 outstanding as of January 3, 1998) and payment of acquisition costs of $624,000. The fair value of assets acquired, including goodwill, was $9,496,000 and liabilities assumed was $6,155,000. The purchase price was allocated to the net assets acquired based upon their estimated fair value. The excess of the purchase price over the fair value of assets acquired of $4,349,000 was recognized as goodwill and is being amortized over 25 years. The net assets acquired included primarily accounts receivable, inventory, accounts payable and bank debt.

These acquisitions have been recorded using the purchase method of accounting.

The accompanying consolidated statements of operations reflect the operating results of the acquired entities since the effective date of the acquisitions. Pro forma information has not been presented as these acquisitions are not considered material.

11. FOREIGN OPERATIONS

The consolidated financial statements include the accounts of wholly-owned subsidiaries in the United Kingdom and Canada. Information about the Company's operations in the different geographic areas as of and for the fiscal years ended January 3, 1998 and December 31, 1996 is as follows:

                                                                            UNITED
                                                          UNITED            KINGDOM
                                                          STATES           AND CANADA       ELIMINATIONS        CONSOLIDATED
                                                       ------------        -----------      ------------        -------------

         January 3, 1998
         ---------------
         Net sales to unaffiliated customers ...       $ 92,312,000        $12,666,000       $        --        $ 104,978,000
         Transfers between geographic locations           4,968,000                 --        (4,968,000)                  --
                                                       ------------        -----------       -----------        -------------

         Total .................................       $ 97,280,000        $12,666,000       $(4,968,000)       $ 104,978,000
                                                       ============        ===========       ===========        =============

         Operating profit ......................       $  5,738,000        $ 1,494,000       $   142,000        $   7,374,000
                                                       ============        ===========       ===========        =============

         Identifiable assets ...................       $ 76,848,000        $ 2,543,000       $   142,000        $  79,533,000
                                                       ============        ===========       ===========        =============

         December 31, 1996
         -----------------
         Net sales to unaffiliated customers ...       $ 94,014,000        $11,738,000       $        --        $ 105,752,000
         Transfers between geographic  locations          3,741,000                 --        (3,741,000)                  --
                                                       ------------        -----------       -----------        -------------

         Total .................................       $ 97,755,000        $11,738,000       $(3,741,000)       $ 105,752,000
                                                       ============        ===========       ===========        =============

         Operating (loss) profit ...............       $(49,481,000)       $   252,000       $    21,000        $ (49,208,000)
                                                       ============        ===========       ===========        =============

         Identifiable assets ...................       $ 69,852,000        $ 1,404,000       $    21,000        $  71,277,000
                                                       ============        ===========       ===========        =============


Transfers between the geographic areas primarily represent intercompany export sales and are accounted for based on established sales prices between the related companies. In computing operating profit (loss), no allocations of general corporate expenses have been made.

Identifiable assets of geographic areas are those assets related to the Company's operations in each area. Cash at January 3, 1998 includes $557,000 of amounts held in foreign bank accounts.

International sales from domestic operations were approximately $7,759,000, $9,562,000 and $5,826,000, for the years ended January 3, 1998, December 31, 1996, and 1995, respectively. In 1995, sales of $8,400,000 to Orleans Juvenile Products, which the Company acquired during 1996 (see Note 10), have been excluded.

Foreign currency fluctuations could have a material effect on the Company's financial position and results of operations.

12. EARNINGS PER SHARE

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding at year-end, which are as follows: 7,187,288 in 1997, 7,157,078 in 1996 and 7,132,010 in 1995. Diluted earnings per share are based on the weighted-average number of shares of common stock and common stock equivalents outstanding at year-end, which were as follows: 7,827,876 in 1997, 7,157,078 in 1996 and 7,250,282 in 1995. Weighted-average share figures for 1997 and 1995 include common stock equivalents of 640,588 and 118,272, respectively. Common stock equivalents have been excluded from weighted-average shares for 1996 as inclusion would be anti-dilutive. Options to purchase 397,968 shares of common stock at prices ranging from $7.25 to $19.00 were outstanding at year-end but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common stock for the respective period.

13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended January 3, 1998 and December 31, 1996 (dollars in thousands, except per share amounts):


JANUARY 3, 1998             MARCH 31   JUNE 28   SEPTEMBER 27 (3)  JANUARY 3 (4)
--------------------------------------------------------------------------------

Net Sales                    $24,269   $29,128      $26,446          $25,134
Gross Profit                   9,593    11,700       11,035           10,056
Operating Income               1,466     3,036        2,462              409
Net Income                       197     1,213        2,858            6,184
Net Income (loss) available
   to Common Shareholders        197     1,213        2,380             (649)
Basic earnings (loss) per
   common share                  .03       .17          .33             (.09)
Diluted earnings (loss) per
   common share (5)              .03       .17          .29             (.09)


DECEMBER 31,1996            MARCH  31   JUNE 30 (1)  SEPTEMBER 30   DECEMBER  31 (2)
------------------------------------------------------------------------------------

Net Sales                    $32,006     $ 28,609       $29,226        $ 15,911
Gross Profit                  12,893        5,286         9,674         (11,080)
Operating Income (loss)        3,381      (12,314)          804         (41,079)
Net Income (loss)              1,704       (8,193)         (233)        (38,127)
Basic earnings (loss) per
   common share                 0.24        (1.14)        (0.03)          (5.32)
Diluted earnings (loss) per
   common share (5)             0.24        (1.14)        (0.03)          (5.32)



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

(2) The Company recorded adjustments in the fourth quarter of 1996 of $32,700,000 in connection with the SKU reduction program to streamline its product offerings and discontinue products that did not meet certain sales, inventory turns and profitability objectives. The adjustments consisted of $5,600,000 primarily related to customer credits and other transactions, $9,407,000 of cost of sales charges related to discontinued inventory products, inventory reserves, reduction of capitalized overhead, other inventory related matters and reductions in vendor credit, $2,700,000 for customer credits on accounts receivable primarily related to advertising and promotional allowances, $1,000,000 primarily related to lease termination fees and severance costs, $1,900,000 related to the write-off of certain other assets and increased accruals for product related reserves, and $1,800,000 in purchase adjustments related to the acquisition of the U.K. and Canadian subsidiaries and costs associated with the Company's debt refinancing. In addition, the Company recorded a charge of $10,300,000 in connection with the adoption of SFAS 121 primarily for impairment losses on molds and tools, molds in process, and patents related to discontinued products.

(3) The Company recorded a tax benefit of $2,000,000 ($.25 per share) related to a change in the valuation allowance.

(4) The Company recorded an adjustment in the fourth quarter of fiscal 1997 of $587,000 in connection with impairment of long-lived assets. The adjustment decreased fourth quarter net income by $370,000 ($.05 per share). In addition, the Company recorded a tax benefit of $6,400,000 ($.89 per share) related to a change in the valuation allowance.

(5) The sum of the quarterly net income (loss) per share amounts does not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the twelve months based on the weighted average common shares outstanding in each such period.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is included in Registrant's definitive proxy statement for the 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

     The information required by this item is included in Registrant's definitive proxy statement for the 1998 Annual Meeting of Shareholders and is incorporated herein by reference, except that the sections in said definitive proxy statement which respond to paragraphs (k) and (l) of Item 402 of Regulation S-K shall not be deemed incorporated herein by reference or "filed" with the Securities and Exchange Commission or subject to Section 18 of the Securities Exchange Act of 1934.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included in Registrant's definitive proxy statement for the 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included in Registrant's definitive proxy statement for the 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 14 - EXHIBITS. FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements. Financial Statement Schedules and Exhibits

           (1) Financial Statements

               Included in Part II, Item 8 of this Report on pages 17 through 36 Report of the Independent Certified Public Accountants Consolidated Balance Sheets at January 3, 1998 and December 31,
                  1996
               Consolidated Statements of Operations for the Three Fiscal Years
                  Ended January 3, 1998, December 31, 1996, and 1995
               Consolidated Statements of Changes in Stockholders' Equity for
                  the Three Fiscal Years Ended January 3, 1998, December 31, 1996, and 1995
               Consolidated Statements of Cash Flows for the Three Fiscal Years
                  Ended January 3, 1998, December 31, 1996, and 1995

           (2) Financial Statement Schedule

               Included in PART IV, Item 14(c) of this Report on pages 42 and
               43:

               Report of Independent Certified Public Accountants on Financial Statement Schedule For the three Fiscal Years Ended January 3, 1998, December 31, 1996, and 1995 Schedule II - Valuation and Qualifying Accounts

               Schedules other than that listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

           (3) Exhibits

               The Company will furnish to any shareholder, upon written request, any exhibit listed below upon payment by such shareholder to the Company of the Company's reasonable expenses in furnishing such exhibit.

Exhibit Description

               3(a) Registrant's Restated Articles of Organization (Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-59016) filed on March 4, 1993, as amended, and incorporated herein by reference)

               3(b) Registrant's Restated By-laws (Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-59016) filed on March 4, 1993, as amended, and incorporated herein by reference)

               4(a) Specimen Certificates (Exhibit 4 to the Registrant's Report on Form 10-Q for the period ended March 31, 1996 and incorporated herein by reference)

               4(b)** Designation of Series A Preferred Stock of the Company

               4(c) Designation of Series B Preferred Stock of the Company

               10(a) Lease dated January 21, 1994 between Reva Goode and Bessie Kriensky and Registrant, relating to leased premises at 210 Boylston St., Chestnut Hill, MA (Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-74784) filed on February 3, 1994, as amended, and incorporated herein by reference)

               10(b)* Employment Agreement between Registrant and Michael I. Lerner (Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-59016) filed on March 4, 1993, as amended, and incorporated herein by reference)

               10(c)* Employment Agreement between Registrant and Michael S. Bernstein (Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-59016) filed on March 4, 1993, as amended, and incorporated herein by reference)

               10(d)* 1993 Incentive and Non-Qualified Stock Option Plan (Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-59016) filed on March 4, 1993, as amended, and incorporated herein by reference)

               10(e)* 1993-A Employee and Director Stock Option Plan (Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-74784) filed on February 3, 1994, as amended, and incorporated herein by reference)

               10(f)* Registrant's 401(k) Plan (Exhibit to the Registrant's Registration Statement on Form S-1 (No. 3359016) filed on March 4, 1993, as amended, and incorporated herein by reference)

               10(g) Indenture of Lease dated September 13, 1994 entered into by Glenbervie, Inc. and the Registrant pertaining to leased premises in Londonderry, NH (Exhibit 10.1 to the Registrant's Report on Form 10-Q for the period ended September 30, 1994 and incorporated herein by reference)

               10(h) Agreement for Purchase of Shares dated as of January 4, 1996, between Stephen Paul Tollman and Registrant (excluding Schedules and Exhibits other than Purchase Price and Warranty Schedules) (Exhibit 10(h) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

               10(i) Stock Purchase Agreement dated as of March 15, 1996, by and among Registrant, its subsidiary 3232301 Canada Inc., and Stephen Orleans (excluding Schedules and Exhibits) (Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

               10(j)* 1996 Employee and Director Stock Option Plan adopted as of September 18, 1996 (Exhibit 10.15 to the Registrant's Report on Form 10-Q for the period ended September 30, 1996 and incorporated herein by reference)

               10(k)* 1996 Nonqualified Stock Option Plan adopted as of September 18, 1996 (Exhibit 10.16 to the Registrant's Report on Form 10-Q for the period ended September 30, 1996 and incorporated herein by reference)

               10(l)* Employment Agreement dated February 19, 1997, between Registrant and Richard E. Wenz (Exhibit 10(o) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

               10(m) Amendment to Lease dated November 14, 1996, between the Reigstrant and Glenbervie, Inc. (Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

               10(n)** Stock and Warrant Purchase Agreement dated as of July 30, 1997, among Company, BT Capital Partners, Inc. and Bear, Stearns & Co., Inc.

               10(o)** Warrant dated July 30, 1997, for 63,418 shares of the Company's common stock issued to BT Capital Partners, Inc.

               10(p)** Warrant dated July 30, 1997, for 63,418 shares of the Company's common stock issued to Bear, Stearns & Co., Inc.

               10(q)** Warrant dated July 30, 1997 for 570,755 shares of the Company's common stock issued to BT Capital Partners, Inc.

               10(r)** Warrant dated July 30, 1997 for 570,755 shares of the Company's common stock issued to Bear, Stearns & Co., Inc.

               10(s)** Registration Rights Agreement dated as of July 30, 1997, among the Company, BT Capital Partners, Inc., Bear, Stearns & Co., Inc., and Michael Lerner

               10(t)** Voting Agreement dated as of July 30, 1997, among the Company, Michael Lerner, Michael S. Bernstein, BT Capital Partners, Inc. and Bear, Stearns & Co., Inc.

               10(u)** Letter dated July 30, 1997 from BT Capital Partners, Inc. to the Company regarding compliance with certain regulations of the United States Small Business Administration

               10(v)** Credit Agreement dated as of July 30, 1997, among the Company and Safety Home Products Canada, Inc., as Borrowers,
               BT Commercial Corporation, as Lender and Agent, and Bankers Trust Company, as Issuing Bank

               10(w) First Amendment dated October 29, 1997, to Credit Agreement dated as of July 30, 1997, among the Company and Safety Home Products Canada, Inc., as Borrowers, BT Commercial Corporation, as Lender and Agent, and Bankers Trust Company, as Issuing Bank

               10(x) Second Amendment and Waiver to Credit Agreement dated as of January 23, 1998, to Credit Agreement dated as of July 30, 1997, among the Company and Safety Home Products Canada, Inc., as Borrowers, BT Commercial Corporation, as Lender and Agent, and Bankers Trust Company, as Issuing Bank

               10(y) $7,000,000 Revolving Note dated January 23, 1998, executed by the Company and Safety 1st Home Products Canada, Inc., in favor BNY Financial Corporation

               10(z) $7,000,000 Revolving Note dated January 23, 1998, executed by the Company and Safety 1st Home Products Canada, Inc., in favor BT Commercial Corporation

               10(aa) $7,000,000 Revolving Note dated January 23, 1998, executed by the Company and Safety 1st Home Products Canada, Inc., in favor Finova Capital Corporation

               10(bb) $7,000,000 Revolving Note dated January 23, 1998, executed by the Company and Safety 1st Home Products Canada, Inc. in favor of LaSalle National Bank

               10(cc) $7,000,000 Revolving Note dated January 23, 1998, executed by the Company and Safety 1st Home Products Canada, Inc., in favor Summit Commercial/Gibralter Corp.

               10(dd) Waiver to Credit Agreement dated as February 18, 1998 among the Company and Safety Home Products Canada, Inc., as Borrowers, BT Commercial Corporation, as Lender and Agent, and Bankers Trust Company, as Issuing Bank

               10(ee) Share Exchange Agreement

               10(ff) Third Amendment and Waiver to Credit Agreement

               21 List of Subsidiaries of the Registrant (Exhibit 21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

               23 Consent of Independent Certified Public Accountants

               27 Financial Data Schedule

               99 Important Factors Regarding Forward-Looking Statements


* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.

** Previously filed with the Company's report on Form 8-K dated August 6, 1997 and incorporated herein by reference.

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

               The Company filed a report on Form 8-K on August 6, 1997 which disclosed that on July 30, 1997, the Company had entered into a $55 million refinancing of its business, comprised of a $15 million equity investment made by BT Capital Partners, Inc. and Bear, Stearns & Co., Inc., and a $40 million credit facility provided by BT Commercial Corporation.

               The Company filed a report on Form 8-K/A on September 16, 1997, which presented pro forma financial information reflecting the $55 million credit facility entered into by the Company on July 30, 1997.

               The Company filed a report on Form 8-K on November 21, 1997, which disclosed that the Company had changed its fiscal year-end.

(c)    Exhibits - See (a)(3) above

(d)    Financial Statement Schedules - See (a)(2) above

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFETY 1ST, INC. (Registrant)

By: /s/ Michael Lerner                                      Date: April 2, 1998
    ---------------------
    Michael Lerner
    Chairman of the Board

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                           TITLE                               DATE
------------------------     -------------------------------------------   --------------

/s/ Michael Lerner           Chief Executive Officer and                    April 2, 1998
------------------------     Director (Principal Executive Officer)
Michael Lerner

/s/ Richard E. Wenz          Chief Operating Officer and Acting             April 2, 1998
------------------------     Chief Financial Officer and Treasurer
Richard E. Wenz

/s/ Joseph S. Driscoll       Principal Accounting Officer and Controller    April 2, 1998
------------------------
Joseph S. Driscoll

/s/ Michael S. Bernstein     Director                                       April 2, 1998
------------------------     Executive Vice President
Michael S. Bernstein

/s/ Curt R. Feuer            Director                                       April 2, 1998
------------------------
Curt R. Feuer

/s/ Robert J. Drummond       Director                                       April 2, 1998
------------------------
Robert J. Drummond

/s/ Laurence S. Levy         Director                                       April 2, 1998
------------------------
Laurence S. Levy

/s/ Mark Owens               Director                                       April 2, 1998
------------------------
Mark Owens

/s/ James Dworkin            Director                                       April 2, 1998
------------------------
James Dworkin

/s/ John Howard              Director                                       April 2, 1998
------------------------
John Howard

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

To the Board of Directors
Safety 1st, Inc.

In connection with our audits of the consolidated financial statements of Safety 1st, Inc. and Subsidiaries referred to in our report dated February 27, 1998 (except for note 3, as to which the date is April 2, 1998) which is included in the annual report on Form 10-K, we have also audited Schedule II for each of the three fiscal years in the period ended January 3, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                                              GRANT THORNTON LLP


Boston, Massachusetts
February 27, 1998

                                                                     SCHEDULE II

                                SAFETY 1ST, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                                      COLUMN C-
                                                      ADDITIONS
                                      COLUMN B-       CHARGED TO
                                      BEGINNING        COST AND        COLUMN D-        COLUMN E-
     COLUMN A-DESCRIPTION             OF PERIOD        EXPENSES        DEDUCTION      END OF PERIOD
------------------------------       ----------       ----------       ---------      -------------
       JANUARY 3, 1998
Accounts Receivable Allowances       $3,300,000       $1,400,000       $3,000,000       $1,700,000

      DECEMBER 31, 1996
Accounts Receivable Allowances       $1,900,000       $1,400,000       $       --       $3,300,000

      DECEMBER 31, 1995
Accounts Receivable Allowances       $  912,000       $1,836,000       $  848,000       $1,900,000

                                SAFETY 1ST, INC.
                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED JANUARY 3, 1998

                                  EXHIBIT INDEX



               3(a) Registrant's Restated Articles of Organization (Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-59016) filed on March 4, 1993, as amended, and incorporated herein by reference)

               3(b) Registrant's Restated By-laws (Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-59016) filed on March 4, 1993, as amended, and incorporated herein by reference)

               4(a) Specimen Certificates (Exhibit 4 to the Registrant's Report on Form 10-Q for the period ended March 31, 1996 and incorporated herein by reference)

               4(b)** Designation of Series A Preferred Stock of the Company

               4(c) Designation of Series B Preferred Stock of the Company

               10(a) Lease dated January 21, 1994 between Reva Goode and Bessie Kriensky and Registrant, relating to leased premises at 210 Boylston St., Chestnut Hill, MA (Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-74784) filed on February 3, 1994, as amended, and incorporated herein by reference)

               10(b) Employment Agreement between Registrant and Michael I. Lerner (Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-59016) filed on March 4, 1993, as amended, and incorporated herein by reference)

               10(c) Employment Agreement between Registrant and Michael S. Bernstein (Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-59016) filed on March 4, 1993, as amended, and incorporated herein by reference)

               10(d) 1993 Incentive and Non-Qualified Stock Option Plan (Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-59016) filed on March 4, 1993, as amended, and incorporated herein by reference)

               10(e) 1993-A Employee and Director Stock Option Plan (Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-74784) filed on February 3, 1994, as amended, and incorporated herein by reference)

               10(f) Registrant's 401(k) Plan (Exhibit to the Registrant's Registration Statement on Form S-1 (No. 3359016) filed on March 4, 1993, as amended, and incorporated herein by reference)

               10(g) Indenture of Lease dated September 13, 1994 entered into by Glenbervie, Inc. and the Registrant pertaining to leased premises in Londonderry, NH (Exhibit 10.1 to the Registrant's Report on Form 10-Q for the period ended September 30, 1994 and incorporated herein by reference)

               10(h) Agreement for Purchase of Shares dated as of January 4, 1996, between Stephen Paul Tollman and Registrant (excluding Schedules and Exhibits other than Purchase Price and Warranty Schedules) (Exhibit 10(h) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

               10(i) Stock Purchase Agreement dated as of March 15, 1996, by and among Registrant, its subsidiary 3232301 Canada Inc., and Stephen Orleans (excluding Schedules and Exhibits) (Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

               10(j) 1996 Employee and Director Stock Option Plan adopted as of September 18, 1996 (Exhibit 10.15 to the Registrant's Report on Form 10-Q for the period ended September 30, 1996 and incorporated herein by reference)

               10(k) 1996 Nonqualified Stock Option Plan adopted as of September 18, 1996 (Exhibit 10.16 to the Registrant's Report on Form 10-Q for the period ended September 30, 1996 and incorporated herein by reference)

               10(l) Employment Agreement dated February 19, 1997, between Registrant and Richard E. Wenz (Exhibit 10(o) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

               10(m) Amendment to Lease dated November 14, 1996, between the Reigstrant and Glenbervie, Inc. (Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

               10(n)** Stock and Warrant Purchase Agreement dated as of July 30, 1997, among Company BT Capital Partners, Inc. and Bear, Stearns
               & Co., Inc.

               10(o)** Warrant dated July 30, 1997, for 63,418 shares of the Company's common stock issued to BT Capital Partners, Inc.

               10(p)** Warrant dated July 30, 1997, for 63,418 shares of the Company's common stock issued to Bear Stearns & Co., Inc.

               10(q)** Warrant dated July 30, 1997 for 570,755 shares of the Company's common stock issued to BT Capital Partners, Inc.

               10(r)** Warrant dated July 30, 1997 for 570,755 shares of the Company's common stock issued to Bear Stearns & Co., Inc.

               10(s)** Registration Rights Agreement dated as of July 30, 1997, among the Company, BT Capital Partners, Inc., Bear, Stearns & Co., Inc. and Michael Lerner

               10(t)** Voting Agreement dated as of July 30, 1997, among the Company, Michael Lerner, Michael S. Bernstein and BT Capital Partners, Inc., Bear, Stearns & Co., Inc.

               10(u)** Letter dated July 30, 1997 from BT Capital Partners, Inc. to the Company regarding compliance with certain regulations of the United States Small Business Administration

               10(v)** Credit Agreement dated as of July 30, 1997, among the Company and Safety Home Products Canada, Inc., as Borrowers,
               BT Commercial Corporation, as Lender and Agent, and Bankers Trust Company, as Issuing Bank

               10(w) First Amendment dated October 29, 1997, to Credit Agreement dated as of July 30, 1997, among the Company and Safety Home Products Canada, Inc., as Borrowers, BT Commercial Corporation, as Lender and Agent, and Bankers Trust Company, as Issuing Bank

               10(x) Second Amendment and Waiver to Credit Agreement dated as of January 23, 1998, to Credit Agreement dated as of July 30, 1997, among the Company and Safety Home Products Canada, Inc., as Borrowers, BT Commercial Corporation, as Lender and Agent, and Bankers Trust Company, as Issuing Bank

               10(y) $7,000,000 Revolving Note dated January 23, 1998, executed by the Company and Safety 1st Home Products Canada, Inc., in favor BNY Financial Corporation

               10(z) $7,000,000 Revolving Note dated January 23, 1998, executed by the Company and Safety 1st Home Products Canada, Inc., in favor BT Commercial Corporation

               10(aa) $7,000,000 Revolving Note dated January 23, 1998, executed by the Company and Safety 1st Home Products Canada, Inc., in favor Finova Capital Corporation

               10(bb) $7,000,000 Revolving Note dated January 23, 1998, executed by the Company and Safety 1st Home Products Canada, Inc. in favor of LaSalle National Bank

               10(cc) $7,000,000 Revolving Note dated January 23, 1998, executed by the Company and Safety 1st Home Products Canada, Inc., in favor Summit Commercial/Gibralter Corp.

               10(dd) Waiver to Credit Agreement dated as February 18, 1998 among the Company and Safety Home Products Canada, Inc., as Borrowers, BT Commercial Corporation, as Lender and Agent, and Bankers Trust Company, as Issuing Bank

               10(ee) Share Exchange Agreement

               10(ff) Third Amendment and Waiver to Credit Agreement

               21 List of Subsidiaries of the Registrant (Exhibit 21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

               23 Consent of Independent Certified Public Accountants

               27 Financial Data Schedule

               99 Important Factors Regarding Forward-Looking Statements

** Previously filed with the Company's report on Form 8-K dated August 6, 1997 and incorporated herein by reference.