Form 10-Q
period 1998-04-04
SAFETY 1ST INC
filed 1998-05-18
CIK 898306

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended April 4, 1998
                                       or


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

The aggregate number of Registrant's shares outstanding on April 30, 1998 was 7,226,372 shares of Common Stock, $.01 par value.

                                SAFETY 1ST, INC.

                                      INDEX




PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

             CONDENSED BALANCE SHEETS AS OF APRIL 4, 1998
               AND JANUARY 3, 1998 (Unaudited)                                 3

             CONDENSED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED APRIL 4, 1998
               AND MARCH 31, 1997 (Unaudited)                                  5


             STATEMENTS OF CASH FLOWS FOR THE
               THREE MONTHS ENDED APRIL 4, 1998
               AND MARCH 31, 1997 (Unaudited)                                  6

             NOTES TO CONDENSED FINANCIAL STATEMENTS
               (Unaudited)                                                     7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS (Unaudited)                                          8

PART II - OTHER INFORMATION                                                    9


SIGNATURES                                                                    10

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                SAFETY 1ST, INC.

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                        (in thousands except share data)


                                     ASSETS

                                                          April 4,    January 3,
                                                            1998         1998
                                                          --------    ----------
CURRENT ASSETS

      Cash                                                 $ 1,871      $   839
      Accounts receivable, less allowance for
        doubtful accounts of $1,700 in 1998 and 1997        29,554       23,411
      Inventory                                             16,502       16,372
      Prepaid expenses and other current assets              2,511        1,190
      Deferred income taxes                                  3,300        3,300
                                                           -------      -------
                     Total current assets                   53,738       45,112
                                                           -------      -------

PROPERTY AND EQUIPMENT, AT COST

      Molds and tools                                       11,744       11,724
      Computer equipment and software                        2,374        2,324
      Furniture and fixtures                                 2,204        2,115
      Warehouse equipment                                    2,272        2,131
      Leasehold improvements                                 1,747        1,676
                                                           -------      -------
                                                            20,341       19,970
      Less - accumulated depreciation and amortization      (8,243)      (7,305)
                                                           -------      -------
                     Net property and equipment             12,098       12,665
                                                           -------      -------

OTHER ASSETS

      Molds in process                                       2,427        1,568
      Software systems in process                            5,006        5,006
      Goodwill, net of accumulated amortization of
        $634 ($561 in 1997)                                  6,472        6,546
      Patents and trademarks, net of accumulated
        amortization of $489 ($464 in 1997)                    637          634
      Deferred income taxes                                  5,834        6,300
      Deferred financing costs and other assets              1,608        1,702
                                                           -------      -------
                     Total other assets                     21,984       21,756
                                                           -------      -------
                                                           $87,820      $79,533
                                                           =======      =======








The accompanying notes are an integral part of these Condensed Financial Statements

                                SAFETY 1ST, INC.

                                   (UNAUDITED)

                        (in thousands except share data)


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                          April 4,    January 3,
                                                            1998         1998
                                                          --------    ----------
 CURRENT LIABILITIES

     Revolving credit facility                            $ 29,073     $ 25,427
     Accounts payable                                       11,846        7,536
     Accrued expenses                                        7,584        7,149
     Notes payable and current portion of long-term debt     3,183        3,763
                                                          --------     --------
                    Total current liabilities               51,686       43,875
     Long-term debt                                          8,345        8,855
                                                          --------     --------
                    Total liabilities                       60,031       52,730
                                                          --------     --------


COMMITMENTS AND CONTINGENCIES                                    -            -


REDEEMABLE PREFERRED STOCK
     $1.00 par value, 100,000 shares of Preferred Stock
       authorized; 15,000 shares issued and outstanding;
       $16,364 liquidation preference                       16,364       15,839


STOCKHOLDERS' EQUITY

     Common Stock, $.01 par value, 15,000,000 shares
       authorized, 7,194,788 shares issued and
       outstanding (7,187,288 in 1997)                          72           72
     Additional paid-in capital                             40,290       40,242
     Accumulated deficit                                   (28,937)     (29,350)
                                                          --------     --------
                    Total stockholders' equity              11,425       10,964
                                                          --------     --------
                                                          $ 87,820     $ 79,533
                                                          ========     ========







The accompanying notes are an integral part of these Condensed Financial Statements

                                SAFETY 1ST, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      (in thousands except per share data)

                                                             THREE MONTHS ENDED
                                                           ---------------------
                                                           April 4,    March 31,
                                                             1998        1997
                                                           --------    ---------

Net sales                                                   $30,936     $24,269
Cost of sales                                                18,594      14,676
                                                            -------     -------

Gross profit                                                 12,342       9,593
Selling, general and administrative expenses                  9,930       8,127
                                                            -------     -------

Operating income                                              2,412       1,466

Interest expense                                                925       1,153
                                                            -------     -------

Income before income taxes                                    1,487         313
Income tax expense                                              550         116
                                                            -------     -------

Net Income                                                      937         197

Dividends on redeemable preferred stock                         524           -
                                                            -------     -------

Net income available to common shareholders                 $   413     $   197
                                                            =======     =======

Basic earnings per common share                             $  0.06     $  0.03
                                                            =======     =======

Diluted earnings per common share                           $  0.05     $  0.03
                                                            =======     =======

Shares used to compute basic earnings per common share        7,188       7,185
                                                            =======     =======

Shares used to compute diluted earnings per common share      8,617       7,388
                                                            =======     =======








The accompanying notes are an integral part of these Condensed Financial Statements

                                SAFETY 1ST, INC.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (in thousands)


                                                             THREE MONTHS ENDED
                                                           ---------------------
                                                           April 4,    March 31,
                                                             1998        1997
                                                           --------    ---------
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
  Net income                                               $   937      $   197
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
    Depreciation                                               939        1,169
    Amortization                                               182          256
    Deferred income taxes                                      466            -
                                                           -------      -------
  Net cash provided by operating activities
    before changes in assets and liabilities:                2,524        1,622

  Changes in assets and liabilities (Increase)
   decrease in:
    Accounts receivable                                     (6,143)      (2,880)
    Inventory                                                 (130)       4,117
    Prepaid expenses and other assets                       (1,216)         238
    Tax refund receivable                                        -        5,027
  Increase (decrease) in:
    Accounts payable and accrued expenses                    4,745       (7,106)
                                                           -------      -------
      Net cash (used in) provided by operating activities     (220)       1,018
                                                           -------      -------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Acquisition of property and equipment                     (1,231)        (709)
  Acquisition of  patents and trademarks                       (28)           -
  Increase in software system in process                         -         (957)
                                                           -------      -------
      Net cash used in investing activities                 (1,259)      (1,666)
                                                           -------      -------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Net proceeds on revolving credit facility                  3,647        2,320
  Payment on term loan                                        (625)           -
  Proceeds from exercised stock options                         48          111
  Loan acquisition fees                                        (92)         (18)
  Repayment of notes payable and capital lease obligation     (467)        (862)
  Loan from officer                                              -          250
                                                           -------      -------
      Net cash provided by financing activities              2,511        1,801
                                                           -------      -------

Net increase in cash                                         1,032        1,153
Cash Balance - beginning of period                             839          509
                                                           -------      -------
Cash Balance - end of period                               $ 1,871      $ 1,662
                                                           =======      =======

SUPPLEMENTAL DISCLOSURES:
  Cash paid for during the period for:
    Interest                                               $   884      $   938
                                                           -------      -------
    Taxes                                                  $     -      $     -
                                                           =======      =======





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

   The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the management, reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

   Certain information and footnote disclosures included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the financial statements filed as part of the Company's Annual Report on Form 10-K filed for the year ended January 3,1998.

   The results of the operations for the three months ended April 4, 1998 are not necessarily indicative of the operating results for the full year.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   Statement of Forward-Looking Information:

   The Company may occasionally make forward-looking statements and estimates, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These forward-looking statements may be contained in SEC filings, Annual Reports to Shareholders, Press Releases and oral statements, among others, made by the Company. Actual results could differ materially from those in such forward-looking statements. Therefore, no assurances can be given that the results in such forward-looking statements will be achieved. Important factors that could cause the Company's actual results to differ from those contained in such forward-looking statements include, among others, those factors set forth in
   Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended January 3,1998, and incorporated herein by reference.

   Results of Operations:

   THREE MONTHS ENDED APRIL 4, 1998 AND MARCH 31, 1997

   Net sales for the three months ended April 4, 1998 increased 27.5% to $30,936,000 from $24,269,000 in the comparable period of 1997. Juvenile sales comprised 98% of the business while home security sales made up the balance. The majority of the increase in net sales is due to sales of new products introduced in 1998, amounting to $3,734,000, in addition to increased sales from existing products as the Company obtained greater distribution of its core product line.

   Gross profit for the three months ended April 4, 1998 was $12,342,000, or 39.9% of net sales, as compared to $9,593,000, or 39.5% of net sales, for the three months ended March 31, 1997.

   Selling, general and administrative expenses increased by $1,803,000 to $9,930,000, or 32.1% of net sales, for the three months ended April 4, 1998, from $8,127,000, or 33.5% of net sales for the comparable period in 1997. The increase is primarily attributable to an increase in selling related expenses caused by the sales increase as well as an increase in payroll and payroll related costs. The reduction as a percentage of sales is due to the leveraging of fixed costs over a higher sales base.

   As a result of the above factors, operating income for the three months ended April 4, 1998 was $2,412,000. The operating income for the comparable period last year was $1,466,000.

   Interest expense decreased to $925,000 for the three months ended April 4, 1998 from $1,153,000 for the three months ended March 31, 1997 due to the refinancing of the Company's credit facility in July 1997.


   LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary capital requirements are for working capital and capital expenditures. The Company's capital needs are provided by availability under the Company's term loan and revolving credit facility, as well as through internally generated funds.

   Net cash used in operations was $220,000 for the three months ended April 4, 1998. The major use of cash was an increase in accounts receivable of $6,143,000 related to the increase in sales offset by an increase in accounts payable and accrued expenses of $4,745,000.

   Cash flows used in investing activities was $1,259,000 related to the purchase of property and equipment, principally molds for new product introductions. Net cash provided by financing activities was $2,511,000, primarily related to borrowings from the Company's revolving credit facility of $3,647,000 offset by payment on the term loan of $625,000 and repayment of notes payable of $413,000 issued in connection with the 1996 acquisition of Orleans Juvenile Products, Inc.

   The Company believes that its cash, together with borrowing availability under its credit facility will be sufficient to meet its operating and other cash requirements for at least the next twelve months.

PART II - OTHER INFORMATION

   ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

   (c) On April 2, 1998, the Company issued 15,000 shares of Series B Redeemable Preferred Stock ($1.00 par value per share) (the "Series B Preferred Shares"), 50% to BT Capital Partners, Inc. and 50% to Bear, Stearns & Co., Inc. (collectively, the "Investors"), in exchange for an equal number of shares of Series A Redeemable Preferred Stock ($1.00 par value per share) (the "Series A Preferred Shares") surrendered by the Investors. The Series B Preferred Shares contain substantially identical features to the Series A Preferred Shares other than that the Series B Preferred Shares provide for immediate redemption at either the Company's option or, if certain conditions are met, at the Investors' option. The exchange of shares was made pursuant to an agreement between the Company and the Investors in December 1997 to change the redemption features of the preferred shares. The Series B Preferred Shares were issued pursuant to an exemption from registration under
   Section 3 (a) (9) of the Securities Act of 1933.

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   The following exhibits are included herein:

   EXHIBIT 11 - Statement re: Computation of earnings per share

   EXHIBIT 27 - Financial Data Schedule

   EXHIBIT 99 - Important Factors Regarding Forward-Looking Statements (Included as Exhibit 99 to Registrant's Annual Report on Form 10-K for the year ended January 3, 1998, and incorporated herein by reference).

   The Company did not file any reports on Form 8-K during the period ended April 4, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Safety 1st, Inc.
                                              a Massachusetts Corporation

Date:    May 15, 1998                         By: /s/ Michael Lerner
                                                 ----------------------------
                                                  Michael Lerner
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)

Date:    May 15, 1998                         By: /s/ Richard E. Wenz
                                                 ------------------------------
                                                  Acting Chief Financial Officer
                                                  (Principal Financial Officer)

                                 EXHIBIT INDEX
 EXHIBIT       DESCRIPTION
 -------       -----------

    11         Statement re: Computation of earnings per share

    27         Financial Data Schedule