Form 10-Q
period 1998-07-04
SAFETY 1ST INC
filed 1998-08-14
CIK 898306

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

          For the quarterly period from April 5, 1998 to July 4, 1998

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

The aggregate number of Registrant's shares outstanding on July 31, 1998 was 7,231,122 shares of Common Stock, $.01 par value.

                                SAFETY 1ST, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

           CONDENSED BALANCE SHEETS AS OF JULY 4, 1998
             AND JANUARY 3, 1998 (Unaudited)                             3

           CONDENSED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED JULY 4, 1998
             AND JUNE 28, 1997 (Unaudited)                               4

           CONDENSED STATEMENTS OF OPERATIONS
             FOR THE SIX MONTHS ENDED JULY 4, 1998
             AND JUNE 28, 1997 (Unaudited)                               5

           STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JULY 4, 1998
             AND JUNE 28, 1997 (Unaudited)                               6

           NOTES TO CONDENSED FINANCIAL STATEMENTS
             (Unaudited)                                                 7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS (Unaudited)                                      8

PART II - OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS                                            10

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS          10

  ITEM 5.  OTHER INFORMATION                                            11

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             11

SIGNATURES                                                              12

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                SAFETY 1ST, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                                JULY 4, 1998    JANUARY 3, 1998
                                                                ------------    ---------------
CURRENT ASSETS

Cash                                                           $    583,361      $    838,549
Accounts receivable, less allowance for doubtful accounts
         of $1,200,000 and $1,700,000 respectively               28,264,778        23,411,211

Inventory                                                        20,089,715        16,372,172
Prepaid expenses                                                  2,810,194         1,190,497
Deferred income taxes                                             3,300,000         3,300,000
                                                               ------------      ------------
             TOTAL CURRENT ASSETS                                55,048,048        45,112,429
                                                               ------------      ------------
PROPERTY AND EQUIPMENT, net of accumulated depreciation
         of $4,500,000 and $3,900,000 respectively               14,176,757        12,665,528
                                                               ------------      ------------
OTHER ASSETS
Mold Deposits                                                       836,086         1,567,990
Software systems in process                                       5,005,781         5,005,772
Goodwill, net of amortization of $707,000
           and $561,000, respectively                             6,399,229         6,545,520
Deferred income taxes                                             5,167,636         6,300,000
Patents and trademarks, net of amortization of
         $515,000 and $464,000, respectively                        632,484           633,714
Other Assets                                                      1,604,434         1,702,511
                                                               ------------      ------------
             TOTAL OTHER ASSETS                                  19,645,650        21,755,507
                                                               ------------      ------------
                                                               $ 88,870,455      $ 79,533,464
                                                               ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES
Revolving credit facility                                      $ 28,312,670      $ 25,426,551
Accounts payable and accrued liabilities                         20,678,253        14,685,021
Notes payable and current portion of long-term debt               2,770,000         3,763,031
                                                               ------------      ------------
          TOTAL CURRENT LIABILITIES                              51,760,923        43,874,603
Long-term debt                                                    7,691,894         8,855,737
                                                               ------------      ------------
          TOTAL LIABILITIES                                      59,452,817        52,730,340
                                                               ------------      ------------

Redeemable preferred stock                                       16,905,818        15,839,098

STOCKHOLDERS'  EQUITY

Common stock, $0.01 par value, 15,000,000 shares authorized,
          7,205,181 and 7,187,288 issued at July 4, 1998 and
          January 3, 1998, respectively                              72,311            71,872
Additional paid-in capital                                       40,526,120        40,241,663
Accumulated deficit                                             (28,086,611)      (29,349,509)
                                                               ------------      ------------
          TOTAL STOCKHOLDERS' EQUITY                             12,511,820        10,964,026
                                                               ------------      ------------
                                                               $ 88,870,455      $ 79,533,464
                                                               ============      ============

NOTE: The Condensed Balance Sheet at January 3, 1998 has been derived from the audited financial statements at that date. The accompanying notes are an integral part of these Condensed Financial Statements.

                                SAFETY 1ST, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                 JULY 4, 1998        JUNE 28, 1997
                                                                 ------------        -------------
Net Sales                                                        $32,952,105         $29,128,969
Cost of Sales                                                     20,062,918          17,429,046
                                                                 -----------         -----------
GROSS PROFIT                                                      12,889,187          11,699,923

Selling general and administrative expenses                        9,797,504           8,663,734
                                                                 -----------         -----------
OPERATING INCOME                                                   3,091,683           3,036,189

Interest expense                                                   1,032,577           1,110,483
                                                                 -----------         -----------
INCOME BEFORE INCOME TAXES                                         2,059,106           1,925,706

Income tax expense                                                   666,869             712,511
                                                                 -----------         -----------
Net Income                                                         1,392,237           1,213,195

Dividends and accretion on redeemable
    preferred stock                                                  542,050                  --
                                                                 -----------         -----------

Net income available to common shareholders                      $   850,187         $ 1,213,195
                                                                 ===========         ===========

Basic earnings per common share                                  $      0.12         $      0.17
                                                                 ===========         ===========

Diluted earnings per common share                                $      0.10         $      0.17
                                                                 ===========         ===========

Shares used to compute basic earnings per common share             7,222,406           7,187,288
                                                                 ===========         ===========

Shares used to compute diluted earnings per common share           8,818,951           7,187,288
                                                                 ===========         ===========



              The accompanying notes are an integral part of these
                         Condensed Financial Statements.

                                SAFETY 1ST, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                 JULY 4, 1998        JUNE 28, 1997
                                                                 ------------        -------------
Net Sales                                                        $63,887,985         $53,398,327
Cost of Sales                                                     38,656,910          32,105,347
                                                                 -----------         -----------
GROSS PROFIT                                                      25,231,075          21,292,980

Selling general and administrative expenses                       19,726,899          16,790,583
                                                                 -----------         -----------
OPERATING INCOME                                                   5,504,176           4,502,397

Interest expense                                                   1,957,164           2,263,765
                                                                 -----------         -----------
INCOME BEFORE INCOME TAXES                                         3,547,012           2,238,632

Income tax expense                                                 1,217,394             828,238
                                                                 -----------         -----------
Net Income                                                         2,329,618           1,410,394

Dividends and accretion on redeemable
    preferred stock                                                1,066,720                  --
                                                                 -----------         -----------

Net income available to common shareholders                      $ 1,262,898         $ 1,410,394
                                                                 ===========         ===========

Basic earnings per common share                                  $      0.18         $      0.20
                                                                 ===========         ===========

Diluted earnings per common share                                $      0.14         $      0.20
                                                                 ===========         ===========

Shares used to compute basic earnings per common share             7,205,181           7,186,215
                                                                 ===========         ===========

Shares used to compute diluted earnings per common share           8,733,103           7,186,215
                                                                 ===========         ===========


              The accompanying notes are an integral part of these
                        Condensed Financial Statements.

                                SAFETY 1ST, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                              JULY 4, 1998        JUNE 28, 1997
                                                              ------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                               $ 2,329,618          $ 1,410,394
     Adjusted to Reconcile Net Income to Net Cash
     provided by operating activities:
          Depreciation                                          1,807,006            1,817,977
          Amortization                                            378,122              593,188
                                                              -----------          -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES
     BEFORE CHANGES IN ASSETS AND LIABILITIES:                  4,514,746            3,821,559
Changes in Assets and Liabilities:
     (Increase) Decrease in:
          Accounts receivable                                  (4,853,567)          (8,292,739)
          Inventory                                            (3,717,543)           3,469,216
          Prepaid expenses and other assets                    (1,799,625)            (111,212)
          Tax refund receivable                                         -            5,026,644
Increase (decrease) in:
          Accounts Payable and accrued expenses                 7,125,596           (5,312,213)
                                                              -----------          -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             1,269,607           (1,398,745)
                                                              -----------          -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Acquisitions of property and equipment                    (2,302,339)          (1,378,504)
     Increase in system software in process                             -           (2,085,633)
     Acquisition of patents and trademarks                        (49,800)              (6,000)
                                                              -----------          -----------
NET CASH USED IN INVESTING ACTIVITIES                          (2,352,139)          (3,470,137)
                                                              -----------          -----------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES:
     Net proceeds on revolving credit facility                  2,886,119            5,956,102
     Repayment of long-term debt                               (1,331,874)            (900,382)
     Proceeds from exercised Stock Options                        284,896              110,930
     Repayment of note payable                                   (825,000)                   -
     Other financing activities                                  (186,797)             232,342
                                                              -----------          -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         827,344            5,398,992
                                                              -----------          -----------

Net increase (decrease) in cash                                  (255,188)             530,110
Cash and Cash Equivalents - Beginning of period                   838,549              509,403
                                                              -----------          -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                     $   583,361          $ 1,039,513
                                                              -----------          -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Cash paid during the period for Interest            $ 1,909,609          $ 1,023,000
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

     Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the financial statements filed as part of the Company's Annual Report on Form 10-K filed for the year ended January 3, 1998.

     The results of the operations for the six months ended July 4, 1998 are not necessarily indicative of the operating results for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statement of Forward-Looking Information:

The Company may occasionally make forward-looking statements and estimates, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These forward-looking statements may be contained in SEC filings, Annual Reports to Shareholders, Press Releases and oral statements, among others, made by the Company. Actual results could differ materially from those in such forward-looking statements. Therefore, no assurances can be given that the results in such forward-looking statements will be achieved. Important factors that could cause the Company's actual results to differ from those contained in such forward-looking statements include, among others, those factors set forth in Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended January 3, 1998, and incorporated herein by reference.

Results of Operations:

Three Months Ended July 4, 1998 and June 28, 1997

Net sales for the three months ended July 4, 1998 increased 13.1% to $32,952,000 from $29,129,000 in the comparable period of 1997. The increase is primarily attributable to an increase in sales of new products. New product sales for the three months ended July 4, 1998 were approximately $6,100,000 versus $4,900,000 for the same period in 1997. Juvenile sales comprised 99% of the business while home security sales made up the balance.

Gross profit for the three months ended July 4, 1998 was $12,889,000, or 39.1% of net sales, as compared to $11,700,000, or 40.2%, for the three months ended June 28, 1997. The decrease in gross profit percentage is primarily due to a shift in sales mix to a higher percentage of bulk products, which typically generate lower gross margin percentages as compared to peg products.

Selling, general and administrative expenses increased by $1,134,000 to $9,798,000, or 29.7% of net sales, for the three months ended July 4, 1998, from $8,664,000, or 29.7% of net sales, for the comparable period in 1997. This increase is primarily attributable to an increase in selling related expenses caused by the sales increase as well as an increase in payroll and payroll related costs.

As a result of the above factors, operating income for the three months ended July 4, 1998 was $3,092,000. The operating income for the comparable period last year was $3,036,000.

Interest expense decreased to $1,033,000 for the three months ended July 4, 1998 from $1,110,000 for the three months ended June 28, 1997 due to the refinancing of the Company's credit facility in July 1997.

Six Months Ended July 4, 1998 and June 28, 1997

Net sales for the six months ended July 4, 1998 increased 19.6% to $63,888,000 from $53,398,000 in comparable period in 1997. The increase is primarily attributable to an increase in sales of existing as well as new products. New product sales for the six months ended July 4, 1998 were approximately $9,600,000 versus $5,500,000 for the comparable period in the prior year.

Gross profit for the six months ended July 4, 1998 was $25,231,000, or 39.5% of net sales, versus $21,293,000, or 39.9% of net sales for the comparable period in 1997.

Selling, general and administrative expenses were $19,727,000, or 30.9% of net sales, for the six months ended July 4, 1998. For the comparable period ending 1997, selling, general and administrative expenses were $16,791,000, or 31.4% of net sales, an increase of $2,936,000. The increase is primarily attributable to an increase in selling related expenses caused by the sales increase as well as an increase in payroll and payroll related costs.

As a result of the above factors, operating income was $5,504,000 for the six months ended July 4, 1998 versus an operating income of $4,502,000 during the same period in 1997.

Interest expense decreased from $2,264,000 for the six months ended June 28, 1997 to $1,957,000 for the same period in 1998 due to the refinancing of the Company's credit facility in July 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital requirements are for working capital and capital expenditures. The Company's capital needs are provided by availability under the Company's term loan and revolving credit facility, as well as through internally generated funds.

Net cash provided by operations totaled $1,270,000 for the six months ended July 4, 1998 versus net cash used in operations of $1,399,000 for the six months ended June 28, 1997. The primary cause of the improvement was the increase in net income for the six months ended July 4, 1998.

Cash flows used in investing activities was $2,352,000 due to the purchase of property and equipment, principally molds for new product introductions. During 1998, net cash provided by financing activities was $827,000, primarily related to borrowings from the Company's revolving credit facility offset by principal repayments on the Company's term loan and repayment of notes payable issued in connection with the 1996 acquisition of Orleans Juvenile Products, Inc.

The Company believes that its cash, together with borrowing availability under its credit facility will be sufficient to meet its operating and other cash requirements for the next twelve months.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

        On May 5, 1998, Consolidated Freightways, Inc. ("Consolidated") filed a Complaint in Federal District Court in Massachusetts alleging that the Company had failed to pay certain shipping charges in connection with transportation services provided to the Company between June 1996 and January 1998. The Complaint seeks damages of approximately $440,000 plus attorneys' fees. The Company disputes that it owes the charges in question, intends to defend the lawsuit vigorously and has filed counterclaims for damaged or lost goods, for shipping charges to the Company in excess of the contractually agreed-upon rate, and for duplicated shipping charges; the aggregate amount of these counterclaims is approximately $100,000. The case is in the preliminary stages of discovery. No assessment can be made at this time as to the likely outcome of this matter.

        The Company encounters personal injury litigation related to its products in the ordinary course of business. The Company maintains product liability insurance in amounts deemed adequate by the Company management. The Company believes that there are no claims or litigation pending, the outcome of which could have a material adverse effect on the financial position of the Company.

ITEM 4. Submission of Matters to a Vote of Security-Holders.

        (a) An Annual Meeting of Stockholders of the Company was held on May 27, 1998.

        (b) The directors listed in subsection (c) were elected at the meeting. The Company has no other directors whose terms of office continued after the meeting.

        (c)  The results of the proposals submitted for vote were as follows:

             (i)  Election of Directors

                                                  Number of Shares
                                         ----------------------------------
                                                                 Withhold
                                             For                 Authority
                                         -----------            -----------

                   Michael Lerner         5,604,000               407,954
                   Michael S. Bernstein   5,604,000               407,954
                   Curt R. Feuer          5,606,364               405,590
                   Robert J. Drummond     5,604,489               407,465
                   Laurence S. Levy       5,604,489               407,465
                   Mark Owens             5,605,084               406,870
                   James M. Dworkin       5,606,584               405,370
                   John D. Howard         5,606,784               405,170

            (ii) Proposal to approve an amendment to the Company's 1996 Employee and Director Stock Option Plan to increase the number of shares reserved for issuance thereunder by 500,000.

                                               Number of Shares
                                               ----------------
                       For                        3,818,566
                       Against                      571,996
                       Abstain                        6,692
                       Broker non-votes           1,614,766

     (iii) Proposal to ratify the appointment of Grant Thornton LLP as independent accountants for the current fiscal year.

                                       Number of Shares
                                       ----------------

               For                        6,002,224
               Against                        5,080
               Abstain                        4,650



Item 5. Other Information.

On July 23, 1998, James M. Dworkin resigned from the Company's Board of Directors and Michael J. Batal was elected by the members of the Board of Directors to fill the vacancy on the Board caused by such resignation. Mr.Dworkin was, and Mr. Batal is, the person designed by BT Capital Partners, Inc. ("BT Capital") to the Company's Board of Directors pursuant to rights given to BT Capital to so designate under a certain Voting Agreement dated July 30, 1997 between, among others, BT Capital and the Company.

ITEM 6. Exhibits and Reports on Form 8-K.

        (a)  The following exhibits are filed as part of this report:

      Exhibit           Description
      -------           -----------

          3             Registrant's Restated By-laws as Amended
         11             Statement regarding Computation of Per Share Earnings
         27             Financial Data Schedule
         99             Important Factors regarding Forward-Looking Statements
                        (Included as Exhibit 99 to Registrant's Annual
                        Report on Form 10-K for the year ended January 3, 1998, and incorporated herein by reference)

        (b) Reports on Form 8-K

            The Company did not file any Reports on Form 8-K during the period ending July 4, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      SAFETY 1ST, INC.
                                      a Massachusetts corporation



Date:     August 14, 1998             By:  /s/ Michael Lerner
                                          -------------------------------------
                                          Michael Lerner
                                          Chief Executive Officer
                                          (Principal Executive Officer)


Date:     August 14, 1998             By:  /s/ Richard E. Wenz
                                          -------------------------------------
                                          Richard E. Wenz
                                          President and Chief Operating Officer


Date:     August 14, 1998             By:  /s/ Andrew Genor
                                          -------------------------------------
                                          Andrew Genor
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit                          Description

11                               Statement re Computation of Per Share Earnings
27                               Financial Data Schedule