Form 10-Q
period 1998-10-03
SAFETY 1ST INC
filed 1998-11-16
CIK 898306

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                                   (Mark One)

     [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                For the quarterly period ended October 3, 1998

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

     The aggregate number of Registrant's shares outstanding on October 31, 1998 was 7,231,122 shares of Common Stock, $.01 par value.

                                SAFETY 1ST, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

     ITEM 1.    FINANCIAL STATEMENTS

                CONDENSED BALANCE SHEETS AS OF OCTOBER 3, 1998
                  AND JANUARY 3, 1998 (Unaudited)                     3

                CONDENSED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED OCTOBER 3, 1998
                  AND SEPTEMBER 27, 1997 (Unaudited)                  5

                CONDENSED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED OCTOBER 3, 1998
                  AND SEPTEMBER 27, 1997 (Unaudited)                  6

                STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED OCTOBER 3, 1998
                  AND SEPTEMBER 27, 1997 (Unaudited)                  7

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                  (Unaudited)                                         8

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS (Unaudited)                              9

PART II - OTHER INFORMATION

     ITEM 1.    LEGAL PROCEEDINGS                                    11

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                     12

SIGNATURES                                                           13

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                          SAFETY 1ST, INC.
                                      CONDENSED BALANCE SHEETS
                                             (UNAUDITED)
                                           (IN THOUSANDS)


                                     ASSETS
                                                               OCTOBER 3, 1998  JANUARY 3, 1998
                                                               ---------------  ---------------
CURRENT ASSETS

Cash                                                                $   446         $   839
Accounts receivable, less allowance for doubtful accounts
      of $900, and $1,700, respectively                              29,958          23,411

Inventory                                                            15,710          16,372
Prepaid expenses and other current assets                             3,235           1,190
Deferred income taxes                                                 3,300           3,300
                                                                    -------         -------
      TOTAL CURRENT ASSETS                                           52,649          45,112
                                                                    -------         -------
PROPERTY AND EQUIPMENT, net of accumulated
          depreciation of $4,900, and $3,900, respectively           14,183          12,666
                                                                    -------         -------
OTHER ASSETS
Mold deposits                                                       $ 1,821         $ 1,568
Software systems in process                                           5,228           5,006
Goodwill, net of amortization of $780 and $561 respectively           6,340           6,546
Deferred income taxes                                                 6,433           6,300
Patents and trademarks, net of amortization of
      $541 and $464, respectively                                       631             634
Other assets                                                          1,522           1,701
                                                                    -------         -------
      TOTAL OTHER ASSETS                                             21,975          21,755
                                                                    -------         -------
                                                                    $88,807         $79,533
                                                                    =======         =======

                                          SAFETY 1ST, INC.
                                CONDENSED BALANCE SHEETS - CONTINUED
                                  (IN THOUSANDS EXCEPT SHARE DATA)
                                             (UNAUDITED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY:

                                                                  OCTOBER 3, 1998   JANUARY 3, 1998
                                                                  ---------------   ---------------
CURRENT LIABILITIES

Revolving credit facility                                            $ 30,178          $ 25,427
Accounts payable and accrued expenses                                  17,518            14,685
Current portion of long-term debt                                       2,706             3,763
                                                                     --------          --------
     TOTAL CURRENT LIABILITIES                                         50,402            43,875

Long-term debt                                                          7,434             8,855
                                                                     --------          --------
     TOTAL LIABILITIES                                                 57,836            52,730
                                                                     --------          --------

REDEEMABLE PREFERRED STOCK                                             17,466            15,839

STOCKHOLDERS'  EQUITY
Common stock, $0.01 par value, 15,000,000 shares authorized,
     7,231,122 and 7,187,288 issued at October 3, 1998 and
     January 3, 1998, respectively                                         72                72
Additional paid-in capital                                             40,524            40,242
Accumulated deficit                                                   (27,091)          (29,350)
                                                                     --------          --------
     TOTAL STOCKHOLDERS' EQUITY                                        13,505            10,964
                                                                     --------          --------
                                                                     $ 88,807          $ 79,533
                                                                     ========          ========


 Note: The Condensed Balance Sheet at January 3, 1998 has been derived from the audited financial statements at that date. The accompanying notes are an integral part of these Condensed Financial Statements.


                                     SAFETY 1ST, INC.
                            CONDENSED STATEMENTS OF OPERATIONS
                                      (IN THOUSANDS)
                                        (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                           OCTOBER 3, 1998  SEPTEMBER 27, 1997
                                                           ---------------  -----------------
Net Sales                                                       $32,442         $26,446
Cost of Sales                                                    20,035          15,411
                                                                -------         -------
GROSS PROFIT                                                     12,407          11,035

Selling general and administrative expenses                       9,785           8,573
                                                                -------         -------
OPERATING INCOME                                                  2,622           2,462

Interest expense                                                  1,066           1,101
                                                                -------         -------
INCOME BEFORE INCOME TAXES                                        1,556           1,361

Income tax expense (benefit)                                         --          (1,496)
                                                                -------         -------
Net Income                                                        1,556           2,857

Dividends and accretion on redeemable
    preferred stock                                                 560             478
                                                                -------         -------

Net income available to common shareholders                     $   996         $ 2,379
                                                                =======         =======

Basic earnings per common share                                 $  0.14         $  0.33
                                                                =======         =======

Diluted earnings per common share                               $  0.12         $  0.29
                                                                =======         =======

Shares used to compute basic earnings per common share            7,231           7,187
                                                                =======         =======

Shares used to compute diluted earnings per common share          8,510           8,088
                                                                =======         =======



              The accompanying notes are an integral part of these
                         Condensed Financial Statements.

                                     SAFETY 1ST, INC.
                            CONDENSED STATEMENTS OF OPERATIONS
                                      (IN THOUSANDS)
                                       (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                           OCTOBER 3, 1998  SEPTEMBER 27, 1997
                                                           ---------------  ------------------
Net Sales                                                       $96,330         $79,844
Cost of Sales                                                    58,691          47,516
                                                                -------         -------
GROSS PROFIT                                                     37,639          32,328

Selling general and administrative expenses                      29,513          25,364
                                                                -------         -------
OPERATING INCOME                                                  8,126           6,964

Interest expense                                                  3,023           3,364
                                                                -------         -------
INCOME BEFORE INCOME TAXES                                        5,103           3,600

Income tax expense (benefit)                                      1,217            (668)
                                                                -------         -------
Net Income                                                        3,886           4,268

Dividends and accretion on redeemable
    preferred stock                                               1,627             478
                                                                -------         -------

Net income available to common shareholders                     $ 2,259         $ 3,790
                                                                =======         =======

Basic earnings per common share                                 $  0.31         $  0.53
                                                                =======         =======

Diluted earnings per common share                               $  0.26         $  0.50
                                                                =======         =======

Shares used to compute basic earnings per common share            7,214           7,187
                                                                =======         =======

Shares used to compute diluted earnings per common share          8,649           7,614
                                                                =======         =======



              The accompanying notes are an integral part of these
                         Condensed Financial Statements.


                                          SAFETY 1ST, INC.
                                      STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)
                                             (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                    OCTOBER 3, 1998  SEPTEMBER 27, 1997
                                                                    ---------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                          $3,885          $ 4,268
     Adjusted to Reconcile Net Income to Net Cash
     provided by (used in) operating activities:
          Depreciation                                                    3,037            2,413
          Amortization                                                      583              354
                                                                         ------          -------
NET CASH PROVIDED BY OPERATING ACTIVITIES
     BEFORE CHANGES IN ASSETS AND LIABILITIES:                            7,505            7,035
Changes on Assets and Liabilities:
     (Increase) Decrease in:
          Accounts receivable                                            (6,547)          (6,144)
          Inventory                                                         662             (456)
          Prepaid expenses and other assets                              (3,253)            (938)
          Tax refund receivable                                              --            5,027
Increase (Decrease) in:
          Accounts Payable and accrued expenses                           3,835           (9,968)
                                                                         ------          -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       2,202           (5,444)
                                                                         ------          -------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Acquisitions of property and equipment                              (4,224)          (2,148)
     Increase in software system in process                                (223)          (2,345)
     Acquisition of patents and trademarks                                  (74)             (51)
                                                                         ------          -------
NET CASH USED IN INVESTING ACTIVITIES                                    (4,521)          (4,544)
                                                                         ------          -------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES:
     Net borrowing from (repayment of) revolving credit facility          4,751          (13,640)
     Proceeds from (repayment of) long-term debt                         (1,875)          12,500
     Proceeds from issuance of redeemable preferred stock                    --           15,000
     Refinancing fees                                                        --           (2,350)
     Proceeds from exercised Stock Options                                  283               59
     Repayment of notes payable                                            (825)          (1,176)
     Other                                                                 (408)             250
                                                                         ------          -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 1,926           10,643
                                                                         ------          -------

Net (Decrease) Increase in cash                                            (393)             655
Cash and Cash Equivalents - Beginning of period                             839              509
                                                                         ------          -------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                $  446          $ 1,164
                                                                         ------          -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Cash paid during the period for Interest                       $2,846          $ 3,242
                                                                         ======          =======


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

     The results of the operations for the nine months ended October 3, 1998 are not necessarily indicative of the operating results for the full year.

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

Results of Operations (all $ amounts in thousands):

Three Months Ended October 3, 1998 and September 27, 1997

Net sales for the three months ended October 3, 1998 increased by $5,996, or 22.7%, to approximately $32,442 from $26,446 in the comparable period of 1997. The increase is primarily attributable to an increase in sales domestically by $5,841, as the Company's continuing product line carried forward from 1997 increased by 14%.

Gross profit for the three months ended October 3, 1998 was $12,407, or 38.2% of net sales, as compared to $11,035, or 41.7%, for the three months ended September 27, 1997. Gross profit percentage was impacted by the following factors: (i) devaluation of the Canadian dollar, which increases cost of goods sold for the Canadian subsidiary since all inventory purchases are made in U.S. dollars; (ii) unusually high number of returns due to the Company's toy replacement program for the Bounce `N Ride Buggy product; and (iii) higher mix of bulk products sold, which generally carry a lower gross margin than peg products.

Selling, general and administrative expenses increased by $1,212 to $9,785, or 30.2% of net sales, for the three months ended October 3, 1998 from $8,573, or 32.4% of net sales, for the comparable period in 1997. This increase is primarily attributable to an increase in selling related expenses caused by the sales increase as well as an increase in payroll and payroll related costs. The improvement as a percentage of sales is due to the leveraging of the existing fixed cost structure over a larger sales base.

As a result of the above factors, operating income for the three months ended October 3, 1998 was $2,622. Operating income for the comparable period in 1997 was $2,462.

Interest expense decreased to $1,066 for the three months ended October 3, 1998 from $1,101 for the three months ended September 27, 1997 due to lower average debt balances in 1998 versus the prior year.

The Company recorded an income tax provision of $0 for the three months ended October 3, 1998 due to the recognition of approximately $500 of deferred tax benefit related to the reduction in the valuation allowance, as management believes it is more likely than not that the deferred tax assets on the balance sheet will be realized through the generation of future taxable income. In the third quarter of 1997, the Company reduced the valuation allowance by $2 million based on a similar analysis of projected future income under the "more likely than not" criteria.

Nine Months Ended October 3, 1998 and September 27, 1997

Net sales for the nine months ended October 3, 1998 increased by $16,486, or 20.6%, to $96,330 from $79,844 in comparable period in 1997. The increase is primarily attributable to an increase in sales domestically by $12,996, and internationally by $3,490. New product sales were $16,230 for the nine months ended October 3, 1998 versus $11,775 in the prior comparable period.

Gross profit for the nine months ended October 3, 1998 was $37,639, or 39.1% of net sales, versus $32,328 or 40.5% for the comparable period in 1997. The decrease in the percentage is primarily due to the same factors noted for the three months ended October 3, 1998.

Selling, general and administrative expenses were $29,513, or 30.6% of net sales, for the nine months ended October 3, 1998. For the comparable period ending 1997, selling, general and administrative expenses were $25,364, or 31.8%, of net sales, an increase of $4,149.

As a result of the above factors, operating income was $8,126 for the nine months ended October 3, 1998 versus an operating income of $6,964 during the same period in 1997.

Interest expense decreased from $3,364 for the nine months ended September 27, 1997 to $3,023 for the same period in 1998 due to lower average debt balances in 1998 versus the prior year.


LIQUIDITY AND CAPITAL RESOURCES (ALL $ AMOUNTS IN THOUSANDS)

The Company's primary capital requirements are for working capital and capital expenditures. The Company's capital needs are provided by availability under the Company's term loan and revolving credit facilities (including a revolving credit facility in the UK completed during the third quarter), as well as through internally generated funds.

Net cash provided by operations increased to $2,202 for the nine months ended October 3, 1998 versus net cash used in operations of $5,444 for the nine months ended September 27, 1997. The primary cause of the increase was more efficient working capital management, as inventory turns and days sales outstanding improved versus the prior year.

Net cash used in investing activities was $4,521 due to the purchase of property and equipment, principally molds for new product introductions. During 1998, net cash provided by financing activities was $1,926, primarily related to borrowings from the Company's revolving credit facility of $4,751 offset by principal payments on the term loan of $1,875 and repayment of notes payable of $825 issued in connection with the 1996 acquisition of Orleans Juvenile Products, Inc.

The Company believes that its cash, together with its borrowing availability will be sufficient to meet its operating and other cash requirements for the next twelve months.

YEAR 2000

The Year 2000 problem is a result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sentitive software may recognize a date using "00" as the year 1900 rather the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and conversion to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as modified and converted. The Company is also developing contingency plans to address Year 2000 issues at customers and suppliers; at this time, the Company is still assessing the effect the Year 2000 issue will have on customers and suppliers, and therefore cannot fully determine the impact it will have.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

On November 27, 1997, The Product Development Group, Inc. filed a complaint in Federal District Court in Massachusetts alleging that the Company had infringed two patents owned by the plaintiff by selling two of its child security gates. The complaint seeks injunctive relief and treble damages of an unspecified amount and attorney's fees. The Company disputes the charges of infringement and the validity of the patents and intends to defend the lawsuit vigorously. The case is presently in the discovery stage.

On December 4, 1995, T.S.A. Plastic Molds, Inc. ("TSA") filed a lawsuit against the Company which alleged certain contract claims amounting to approximately $94,000 (Canadian funds) based on TSA's construction of two steel molds for the Company. In November of 1997, TSA amended its complaint to claim damages in excess of $500,000 (Canadian funds). The Company had filed a cross complaint against TSA claiming that TSA did not deliver the merchandise ordered by the Company to the Company's specifications. On August 11, 1998, the parties executed a Mutual Receipt, Release and Discharge under which the Company and TSA agreed to settle all disputes between the parties, and on September 1, 1998, the parties executed a Declaration of Settlement Out of Court. The amount of payment required to be made by the Company pursuant to the settlement is not material.

The Company encounters personal injury litigation related to its products in the ordinary course of business. The Company maintains product liability insurance in amounts deemed adequate by the Company's management. The Company believes that there are no claims or litigation pending the outcome of which would be likely to have a material adverse effect on the financial position of the Company.

EXHIBIT INDEX

 Exhibit       Description
 -------       -----------

   10.1 Fourth Amendment To Credit Agreement (dated as of July 30, 1997) among the Company and Safety Home Products Canada, Inc., as Borrowers, BT Commercial Corporation, as Lender and Agent, and Bankers Trust Company, as Issuing Bank, dated as of May 15, 1998.

   10.2 Fifth Amendment To Credit Agreement (dated as of July 30, 1997) among the Company and Safety Home Products Canada, Inc., as Borrowers, BT Commercial Corporation, as Lender and Agent, and Bankers Trust Company, as Issuing Bank, dated as of July 4, 1998.

   10.3 Loan Agreement dated as of 1st September, 1998 between Safety 1st (Europe) Limited, as Borrower, and BNY International Limited, as Lender.

   10.4 Invoice Discounting Agreement dated as of 1st September, 1998 between Safety 1st (Europe) Limited and BNY International Limited.


   10.5 Company's side letter dated July 24, 1998 to BNY International Limited waiving ownership claims in goods shipped to Safety 1st (Europe) Limited and proceeds therefrom.

   11          Statement regarding Computation of Per Share Earnings.

   27          Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         SAFETY 1ST, INC.
                                         a Massachusetts corporation

     Date:  November 16, 1998            By: /s/ Michael Lerner
                                         --------------------------------
                                         Michael Lerner
                                         Chief Executive Officer
                                         (Principal Executive Officer)

     Date:  November 16, 1998            By: /s/ Richard E. Wenz
                                         --------------------------------
                                         Richard E. Wenz
                                         President and Chief Operating Officer

     Date:  November 16, 1998            By: /s/ Joseph Driscoll
                                         --------------------------------
                                         Joseph Driscoll
                                         Chief Financial Officer