Form 10-K405
period 1999-01-02
SAFETY 1ST INC
filed 1999-03-31
CIK 898306

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                    FORM 10-K

                                   (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the Fiscal Year ended January 2, 1999

                           Commission File No. 0-21404

                                SAFETY 1ST, INC.
             (Exact Name of Registrant as specified in its Charter)

         MASSACHUSETTS                                  04-2836423
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

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

                                YES X     NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 16, 1999 was approximately $10,000,000 based on the last reported sales price as quoted on The Nasdaq Stock Market's National Market as reported at the close of business on said date.

The number of shares of Registrant's Common Stock outstanding on March 16, 1999 was 7,231,122.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement for its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1 -- BUSINESS

GENERAL

Except as expressly indicated or unless context otherwise requires, as used in this report, the "Company" means Safety 1st, Inc., a Massachusetts corporation organized in March, 1984, and its subsidiaries. All references to fiscal 1998, 1997, and 1996 refer to the years ended January 2, 1999, January 3, 1998, and December 31, 1996, respectively.

Safety 1st, Inc. (the "Company") is a leading developer, marketer and distributor of juvenile products. The Company believes that it has increased consumer awareness of child safety issues and that its flagship brand name, Safety 1st(R), is closely associated with child safety among consumers. The Company's first products, the original yellow and black, diamond shaped Baby on Board and Child on Board automobile window displays, provided the Company with national attention and distribution for its juvenile products. The Company has continually broadened its line of safety products from basic items, such as outlet plugs and drawer and cabinet locks, to safety gates, bed rails and balcony guards. The Company believes that it is currently the leading supplier of child safety products in the United States.

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

During 1997 and 1998, the Company began to experience the positive effects of the initiatives undertaken in 1996. With a much sharper focus, simplified business practices, and a significantly reduced product line, the Company rebuilt its operational structure and placed stronger emphasis on improved fiscal management.

The Company currently distributes approximately 375 products to approximately 2,000 customers, the largest among them being Wal-Mart, Toys-R-Us, and Kmart. In 1998, point of sale data compiled by an independent tracking firm, The NPD Group, Inc., indicated the Company had gained or maintained leadership positions in virtually all of its core product categories, including child safety products, infant health products, potty seats, booster seats, bath tubs, bath accessories, nursery monitors, alternative walkers, bath seats, and bed rails. The Company maintains its belief that continued development of new, innovative, high quality products which meet the Company's new profitability standards, combined with strong brand name recognition and commitment to customer service, will continue to enhance its image as a leader in the juvenile products market and facilitate its continued growth in its core product categories.

JUVENILE MARKET OVERVIEW

The juvenile products industry has experienced significant growth in retail sales over the past decade. The Company believes this growth is the result of marketing-driven expansion coupled with favorable demographic trends. In addition to child safety, childcare, convenience and activity products, the juvenile products industry includes baby apparel, such as sleepware and bibs, and furniture, such as cribs and juvenile bedding items. The Company believes that the juvenile products industry will continue to grow and intends to continue capitalizing on the strength of its Safety 1st brand name through new product introductions.

Despite a slight decrease in the annual birth rate in recent years, sales in the juvenile industry increased from approximately $1.5 billion in 1985 to approximately $4.4 billion in 1997. The Company believes there are several demographic factors contributing to this growth. According to industry statistics, for example, first time parents are the largest group of purchasers of juvenile products, and have accounted for approximately 40% of total births over the past few years. The Company believes that today's first time parents are generally more aware of and place a greater emphasis on child safety. Studies also indicate that couples are marrying later in life, have higher disposable income per family due to more dual income households, and consequently, are more willing to spend money on their children.

BUSINESS STRATEGY

Corporate Objectives. The Company's overall objectives are to enhance its reputation as a leading supplier of juvenile products while broadening its product offerings; to increase sales to existing customers; and to expand its customer base domestically and internationally, consistent with a managed growth philosophy and more stringent profitability objectives.

Creation of New and Innovative Products. A key to the Company's success is its ability to develop and market high quality new products with innovative features at competitive prices that meet the Company's profitability criteria. In addition to creating new products, the Company has and intends to enter into additional licensing agreements enabling the Company to use well-known trademarks on several lines of its juvenile products. In 1997, the Company also began leveraging its own brand by licensing the "Safety 1st" name to a line of baby strollers which are distributed by Delta Enterprises. The Company intends on licensing the Safety 1st brand name only within categories that the Company does not plan on entering, and will only align itself with non-competing manufacturers that share the same high quality standards and innovative style. Management believes that product innovations developed by the Company, and if applicable by non-competing manufacturers, will continue to enhance the marketability of its products, as well as its status as an industry leader.

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

The key elements of its product and marketing strategy include producing supplemental product categories that complement the capacity of the existing line; enhance category assortments with "good, better, best" product offerings; develop products on a global basis; and meet world-wide standards.

International Expansion. The Company continues to successfully increase its market base through expanding international channels of distribution. The Company sells products in over 60 countries worldwide either directly to house accounts, through distributorships or through its two foreign subsidiaries. In January, 1996, the Company completed the acquisition of EEZI Group Holdings Ltd., a privately owned distributor of child care products located in England, (now the Company's wholly-owned subsidiary, Safety 1st (Europe) Ltd. ("Safety 1st Europe"). In February, 1996, the Company purchased Orleans Juvenile Products, Inc., a privately owned Canadian corporation that was the Canadian distributor of Safety 1st products, now the Company's wholly-owned subsidiary operating under the name Safety 1st Home Products Canada, Inc. ("Safety 1st Canada").

Brand Name Recognition. The Company's strong brand name recognition is a competitive advantage that has facilitated its expansion into new markets. The Company believes that it was the first marketer of child safety products to use four-color photography as part of its product packaging for blister cards. Management believes that the Company's blue and yellow graphic packaging, and photography depicting actual use of the product, has contributed to strong brand awareness at the consumer level, stimulated juvenile product market growth and product sales, and enhanced the perception of the Company as a juvenile products industry innovator and leader.

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

The following table sets forth the amounts and percentages of the Company's net sales for the three years ended (dollars in thousands):

                                                     JANUARY 2,             JANUARY 3,          DECEMBER 31,
                                                        1999                  1998                 1996
                                                  -----------------     -----------------     -----------------
                                                 NET SALES   PERCENT   NET SALES   PERCENT   NET SALES   PERCENT
                                                  --------    -----     --------    -----     --------    -----
Child Safety Products ........................    $ 31,016     25.6%    $ 28,395     27.0%    $ 27,170     25.7%
Child Care, Convenience and Activity Products       88,545     73.0       73,464     70.0       70,164     66.3
Home Security Products .......................       1,719      1.4        3,119      3.0        8,418      8.0
                                                  --------    -----     --------    -----     --------    -----
Total Net Sales ..............................    $121,280    100.0%    $104,978    100.0%    $105,752    100.0%
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

Child Care, Convenience and Activity Products

In 1987, the Company decided to build on its success in the child safety products market and expanded into the development and marketing of child care, convenience and activity products. The Company has since added feeding and drinking related items, including nurser bottles, juice cups, spill proof travel cups, and its Sip 'N Go(R) juice box holders; and general convenience accessories, including car and toy bags, pacifier holders, bath tubs and cushions for newborns, swivel bath seats for older infants, high chair mats, booster seats, and bathroom accessories such as bathtub toys and potty seats. The Company's activity products include electronic toys, walker alternatives, traditional walkers and a musical baby gym.

The Company's health and hygiene products include baby thermometers, fever pacifiers (with temperature indicator), a small object tester, medicine droppers and spoons and baby nail clippers.

NEW PRODUCT INTRODUCTIONS

Juvenile Products

The Company began shipping approximately 54 new juvenile products for sale in 1998, including the Four Wheelin' Walker, and an assortment of additional safety, feeding/teething, healthcare, playtime and bath accessories. Certain of these new products are either patented or have a patent pending.

In the fall of 1998, in keeping with the new managed growth philosophy, the Company introduced additional new juvenile products for sale in 1999. This new assortment includes several bouncers, an ear thermometer, and the Bouncing Buggy upgrade, in addition to new items in the booster, potty, monitor, and feeding categories.

The Company currently markets products utilizing the Baby Looney Tunes trademarks under its license agreement with Warner Brothers, and has developed 19 new products utilizing characters including baby Bugs Bunny for sales in 1998.

PRODUCT DESIGN AND DEVELOPMENT

During the past several years, the Company has introduced the following quantities of new products:

       YEAR
   NEW PRODUCTS                  PEG           BULK          HOME
INTRODUCED FOR SALE            PRODUCTS      PRODUCTS      SECURITY      TOTAL
-------------------            --------      --------      --------      -----
        1993                      53             4             0           57
        1994                      56             8            54          118
        1995                      52            11            62          125
        1996                      67            10            97          174
        1997                      60            14             5           79
        1998                      49             5             0           54
        1999                      47            21             4           72

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

SALES AND MARKETING

During 1998, the Company sold its products to approximately 2,000 customers worldwide. The Company's largest customers are mass merchants, such as Wal-Mart, Toys-R-Us and Kmart. The Company also sells to food and drug chains, such as Rite Aid and CVS; hardware and home center chains, such as Home Depot and Lowes; warehouse clubs including BJ's; mail order catalogs such as Perfectly Safe; and specialty retailers.

For the fiscal year ending January 2, 1999, approximately 23.7%, 22.0%, and 6.4% of the Company's net sales were to three customers. No other customer of the Company accounted for more than 5% of the Company's net sales during fiscal 1998.

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

The Company exports its juvenile products to approximately 60 countries worldwide, including Canada, the United Kingdom, France and Australia. Foreign sales were approximately $23.5 million, for the year ended January 2, 1999, accounting for 19.5% of net sales.

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

In 1997, the Company also established a distributor in France who is managing the new business relationship with Carrefour, one of the leading hyper-markets in France. In conjunction with its new distributors in Europe, the Company has discontinued the use of the public warehouse facilities in Rotterdam.

The Company believes that its colorful and graphic packaging has significantly contributed to strong brand awareness among consumers. In 1995, the Company developed a new contemporary look for its bulk packaging. The successful response of the new bulk packaging prompted the Company in 1996 to incorporate the new design in its entire juvenile line for 1997. The new look incorporates the success of the Company's blue and yellow trademark with four color graphics, and adds a more contemporary style with multi-language text to give the products a broader reach to the customer. In 1997, the Company developed seven-language packaging to further improve efficiencies for international customers while giving the brand a more cohesive look for the global marketplace.

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

SOURCES OF SUPPLY

Manufacturing is performed to the Company's specifications by manufacturers located in the United States, China, Taiwan, Thailand, Korea, Japan, Mexico, and the United Kingdom. In 1998, the Company derived approximately 58% of its sales from products manufactured in the Far East, mainly in China and Taiwan. Because of substantially higher costs in shipping larger products, the Company sources a greater percentage of its bulk products in the United States rather than in the Far East. Neither the Company nor any of its subsidiaries owns or operates its own manufacturing facilities.

Company employees regularly visit suppliers to supervise the manufacture of products and to ensure timely delivery and compliance with the Company's manufacturing specifications. The Company engages independent testing laboratories in the United States and in the Far East to perform quality control tests of products prior to shipment.

Except for certain purchases by Safety 1st Europe, all purchases by the Company are in U.S. dollars. The Company's suppliers generally ship goods on the basis of open credit terms or payment upon the acceptance of goods by the Company. To a lesser extent, some suppliers require shipment against letters of credit. Goods produced in the Far East are generally transported to the United States by ship and then transported by rail to the Company's warehouse facilities or in certain instances are shipped directly to foreign and United States customers. Goods produced domestically are typically shipped to the Company's warehouse facilities, although on occasion, domestically produced goods are transported directly to customers. Prior to shipment, the Company has products tested for quality at the supplier's factory or at independent local laboratories. Upon delivery of goods to the Company's warehouse and distribution facilities, the Company conducts quality control tests on a spot basis. The Company bears the risk of loss while the goods are in transit from its suppliers, but, in the opinion of Company management, the Company carries adequate insurance to protect it from this risk.

During 1998, the Company purchased approximately 18.0%, 16.1%, 9.0%, 6.4%, 5.2%, and 4.6% respectively, of its products from six manufacturers located in the United States and China. The Company is not a party to any long-term contractual arrangements with any specific manufacturer and often uses more than one manufacturer to produce a single product with duplicate molds. The Company currently owns substantially all tools and molds used by its suppliers to produce its products.

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

DISTRIBUTION

U.S. product distribution is centralized at the Company's warehouse facility located in North Londonderry, New Hampshire. Safety 1st Canada leases a distribution facility in Montreal, Canada and Safety 1st Europe leases a warehouse facility in England, which is used to service customers primarily located in the United Kingdom. Product is shipped to these locations direct from the Far East, direct from U.S. suppliers and, when necessary, from the Londonderry warehouse facility for distribution throughout Canada and Europe. Upon arrival at the New Hampshire, Montreal, or United Kingdom distribution facilities, the goods are inspected, spot tested for quality, stocked and, if necessary, repackaged for reshipment to the Company's customers. The goods are delivered to the Company's customers by independent shippers or customer carriers.

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

COMPETITION

The juvenile products industry is highly competitive and includes numerous domestic and foreign competitors, some of which are substantially larger and have greater financial and other resources than the Company. The Company competes on the basis of product innovations, brand name recognition, price, quality, customer service and breadth of product line.

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

EMPLOYEES

As of February 27, 1999, the Company had a total of 315 full-time employees, of which 264 were based in the United States, 25 were based in Canada, and 26 were based in the United Kingdom. Of the Company's 315 full-time employees, 6 were employed in executive capacities, 62 in sales, marketing, and product development, 202 in distribution and operations, and 45 in financial, administrative, and clerical capacities. The Company utilizes a temporary labor force to a large degree to assist in the operation of its North Londonderry, New Hampshire warehouse facility. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be satisfactory.

ITEM 2 -- PROPERTIES

The Company's principal executive offices are located in Chestnut Hill, Massachusetts, where the Company occupies approximately 30,000 square feet of space as a tenant at will, since the expiration of its lease on December 31, 1996. The current annual rent is approximately $590,000 per year.

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

The Company occupies a 50,000 square foot sales office and warehouse facility in Montreal, Canada, a sales and administrative office in England, and a 28,000 square foot warehouse facility in Norfolk, England. The Company also maintains a show room in Bentonville, Arkansas.

The Company believes that its leased properties are in good condition and adequate for its needs.

ITEM 3 -- LEGAL PROCEEDINGS

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

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matters were submitted to a vote of the Company's security-holders during the last quarter for the year ended January 2, 1999.

                                     PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is quoted on The Nasdaq Stock Market's National Market (the "Nasdaq National Market") under the symbol "SAFT". The following table sets forth the high and low bids for the Common Stock for the periods indicated as reported by the Nasdaq National Market.

                                                                   HIGH     LOW
                                                                   ----     ---
Fiscal 1998:
     First Quarter..........................................     $ 9.25    $6.00
     Second Quarter.........................................      10.00     6.63
     Third Quarter..........................................       7.50     4.75
     Fourth Quarter.........................................       8.25     2.00

Fiscal 1997:
     First Quarter..........................................     $11.25    $5.00
     Second Quarter.........................................       7.75     5.38
     Third Quarter..........................................       7.88     5.13
     Fourth Quarter.........................................       7.00     5.00

On March 15, 1999, the last reported sales price as quoted on the Nasdaq National Market was $3.125 per share. As of March 15, 1999, the Company's Common Stock was held by approximately 2,300 stockholders of record or through nominees or street name accounts with brokers.

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

ITEM 6 -- SELECTED FINANCIAL DATA

The following selected financial data as of and for the three annual fiscal periods ended January 2, 1999, have been derived from the Company's financial statements appearing elsewhere in this report which have been audited by Grant Thornton LLP, independent certified public accountants. The selected financial data for the years ended December 31, 1995 and 1994, is derived from the Company's financial statements, which have been audited by Grant Thornton LLP, independent certified public accountants. The selected financial data should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report (dollars in thousands, except per share amounts).

                                                                                    YEARS ENDED
                                                            ---------------------------------------------------------------
                                                            JANUARY 2,   JANUARY 3,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                              1999         1998         1996          1995          1994
                                                            ---------    ---------    ---------     ---------     ---------
Income Statement Data:
Net sales ..............................................    $ 121,280    $ 104,978    $ 105,752     $ 103,218     $  70,166
Cost of sales ..........................................       75,011       62,594       88,979        68,673        41,959
Gross profit ...........................................       46,269       42,384       16,773        34,545        28,207
Selling, general and administrative expenses ...........       40,057       34,423       54,385        28,320        17,449
Special Charges and impairment of long-lived assets ....        2,069          587       11,596            --            --
Operating income (loss) ................................        4,143        7,374      (49,208)        6,225        10,758
Other expenses (income) - net ..........................        4,054        4,117        4,100         1,065          (111)
Income (loss) before income taxes ......................           89        3,256      (53,308)        5,160        10,869
Net income (loss) ......................................        1,194       10,452      (44,849)        3,200         6,583
Net income (loss) available to common shareholders .....       (1,011)       3,140      (44,849)        3,200         6,583
Basic earnings (loss) per common share .................    $   (0.14)   $    0.44    $   (6.27)    $    0.45     $    0.95
Diluted earnings (loss) per common share ...............    $   (0.14)   $    0.40    $   (6.27)    $    0.44     $    0.92
Shares used to compute basic earnings per common share .        7,218        7,187        7,157         7,132         6,956
Shares used to compute diluted earnings per common share        7,218        7,828        7,157         7,250         7,129

                                                                                     YEARS ENDED
                                                            ---------------------------------------------------------------
                                                            JANUARY 2,   JANUARY 3,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                              1999         1998         1996          1995          1994
                                                            ---------    ---------    ---------     ---------     ---------
Balance Sheet Data:
Working capital (deficit) ..............................    $  (3,309)   $   1,238    $ (25,080)    $  21,483     $  28,124
Total assets ...........................................       83,735       79,533       71,277        86,319        52,314
Short-term bank debt ...................................       27,054       27,927       36,653        25,390            --
Notes payable and current portion of long-term debt ....        2,873        1,095        1,920            --            --
Long-term debt (excluding capital lease obligations) ...        6,250        8,750           --            --            --
Redeemable preferred stock .............................       18,044       15,839           --            --            --
Stockholders' equity ...................................       10,143       10,964        2,078        46,019        41,848

----------

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

The Company believes that its sales growth has resulted primarily from the successful introduction of new products, the expansion of its customer base and increased sales to its existing customers. In 1987, the Company expanded its product line from child safety products to include child care, convenience and activity items. Some of the products that the Company in recent years added are bulk items (i.e., larger products requiring packaging in boxes) that have significantly higher unit prices but provide lower gross margins than the Company's other products, which are generally smaller products packaged in blister packs (i.e. transparent plastic). In 1994, the Company introduced a line of home security products.

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

During 1997 and 1998, the Company began to experience the positive effects of the initiatives undertaken in 1996. With a sharper focus, simplified business practices, and a significantly reduced product line, the Company rebuilt its operational structure and placed stronger emphasis on improved fiscal management.

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal years indicated, certain financial data (dollars in thousands):

                                                                   JANUARY 2,  JANUARY 3,  DECEMBER 31,
                                                                     1999        1998         1996
                                                                    -------     -------      -------
INCOME STATEMENT DATA:
     Net sales ...............................................      121,280     104,978      105,752
     Cost of sales ...........................................       75,011      62,594       88,979
     Gross profit ............................................       46,269      42,384       16,773
     Selling, general and administrative expenses ............       40,057      34,423       54,385
     Special Charges and impairment of long-lived assets .....        2,069         587       11,596
     Operating income (loss) .................................        4,143       7,374      (49,208)

Fiscal Year Ended January 2, 1999 Compared to fiscal Year Ended January 3, 1998

Net sales for the year ended January 2, 1999 were $121,280,000, an increase of $16,302,000 from net sales of $104,978,000 for the year ended January 3, 1998. Juvenile sales comprised 98.6% of the net sales for the year ended January 2, 1999, and home security sales made up the balance.

Gross profit increased to $46,269,000, or 38.2% of net sales for the year ended January 2, 1999 from $42,384,000, or 40.4% of net sales for the year ended January 3, 1998. Gross profit percentage was impacted by the following factors;
(i) devaluation of the Canadian dollar, which increased cost of goods sold for the Canadian subsidiary because all inventory purchases are made in the U.S. dollars; (ii) unusually high number of product returns due to the Company's toy replacement program for the Bounce N' Ride Buggy product, and (iii) higher mix of bulk products sold, which generally carry a lower gross margin than peg products.

Selling, general, and administrative expenses increased by $5,634,000 to $40,057,000 or 33.0% of net sales for the year ended January 2, 1999. The increase is primarily attributed to an increase in selling related expenses caused by the sales increase as well as an increase in payroll and payroll related costs.

In the fourth quarter of 1998, the Company recorded special charges of $2,069,000. Approximately $1,100,000 of the charge relates to the Company's elimination of the chemical diisononyl phthalate ("phthalates") from all of its products which are intended for the mouth, including pacifiers and teethers. This action was taken in response to a public announcement issued by the Consumer Products Safety Commission which stated that, although there is no substantial evidence that the use of phthalates is a health hazard, consumers may want to avoid giving mouthable products that include phthalates to children under three years of age. The Company has discontinued the use of phthalates in the manufacture of its mouthable products and anticipates that these products will be available in phthalate-free versions during the first half of 1999. The remaining $969,000 of the special charges relates to several one-time items that occurred in the fourth quarter, including the resolution of two legal matters which had previously been in dispute, as well as severance costs.

As a result of the above factors, operating income for the year ended January 2, 1999 was $4,143,000 or 3.4% of net sales, a decrease of $3,231,000 from $7,374,000, or 7.0% of net sales, for the year ended January 3, 1998. Operating income for the year ended January 2, 1999 excluding the special charges was $6,212,000 or 5.1% of net sales, a decrease from the comparable period in 1998.

Net interest expense for the year ended January 2, 1999 was $4,054,000 versus $4,117,000 for the year ended January 3, 1998. During 1997, the Company refinanced its existing credit facility-refer to the "Liquidity and Capital Resources" section below.

Net loss available for common shareholders for the year ended January 2, 1999 was ($1,011,000) or ($0.14) per share on a diluted basis, including a tax benefit of $1,105,000 related to a change in valuation of net deferred tax assets. Realization of the $11,115,000 net deferred tax assets is dependent on the Company's ability to generate approximately $32,000,000 in taxable income during the carryforward period. Management believes it is more likely than not that the asset will be realized based upon the strategic initiatives undertaken in 1996 to simplify operations by reducing the number of SKU's, discontinuing products that did not meet certain sales, quality, and profitability criteria and to tighten expense control. During 1997 and 1998, the Company began to experience the positive effects of these initiatives and expects to continue to benefit in future years. However, there can be no assurances that the Company will meet its expectations of future income. As a result, the amount of the deferred tax assets considered realizable could be reduced in the near and long-term if estimates of future income are reduced. Such an occurrence could materially adversely affect the Company's financial position and results of operations. The Company will continue to evaluate the realizability of the net deferred tax assets quarterly. In addition, in the year ended January 3, 1998, the Company recorded accretion of $6,472,000 representing the excess of the redeemable preferred stock redemption value over the carrying value. This acceleration related to the change in terms of the redeemable preferred stock which provides for immediate redemption at either the Company or the holders' option. Excluding these items, net income available to common shareholders, which takes into account both dividends and accretion on redeemable preferred stock, would have been $1,212,000, or $0.15 per share on a diluted basis, for the fiscal year ended January 3, 1998.

Fiscal Year Ended January 3, 1998 Compared to Fiscal Year Ended December 31,
1996

Net sales for the year ended January 3, 1998 were $104,978,000 a decrease of $774,000 from net sales of $105,752,000 for the year ended December 31, 1996. Juvenile sales comprised 97% of the net sales for the year ended January 3, 1998 and home security sales made up the balance.

Gross profit increased to $42,384,000 or 40.4% of net sales for the year ended January 3, 1998 from $16,773,000 or 15.9% of net sales for the year ended December 31, 1996, and $39,204,000 or 34.9%, excluding the 1996 restructuring charges. The increase in gross profit percentage is due to favorable product mix, improved product costs, and significant reductions in products returned by customers.

Selling, general, and administrative expenses decreased by $19,962,000 to $34,423,000 for the year ended January 3, 1998 from $54,385,000 for the year ended December 31, 1996. Excluding the 1996 restructuring charges, selling, general and administrative expenses were $41,536,000 for the year ended December 31, 1996. The decrease is primarily attributed to continued focus on cost controls during the year ended January 3, 1998 primarily in the areas of temporary help, professional fees, and freight costs. Also during the year ended January 3, 1998, the Company recorded a pre-tax charge of $587,000 related to the impairment of long-lived assets.

Net interest expense for the year ended January 3, 1998 was $4,117,000 versus $4,100,000 for the year ended December 31, 1996. During 1997, the Company refinanced its existing credit facility - refer to the "Liquidity and Capital Resources" section below.

Net income available for common shareholders for the year ended January 3, 1998 was $3,140,000 or $0.40 per share on a diluted basis, including a tax benefit of $8,400,000 related to a change in valuation allowance. In addition, the Company recorded accretion of $6,472,000 representing the excess of the redeemable preferred stock redemption value over the carrying value. This acceleration related to the change in terms of the redeemable preferred stock which provides for immediate redemption at either the Company or the holders' option. Excluding these items net income available to common shareholders, which takes into account both dividends and accretion on redeemable preferred stock would have been $1,212,000 or $0.15 per share on a diluted basis, compared to a loss of $44,849,000 or $6.27 per share for the year ended December 31, 1996.

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

Operating income for 1997 was $7,374,000 versus an operating loss of $49,208,000 for 1996, an increase of $56,582,000, due to the above factors.

Interest expense increased from $4,100,000 during 1996 to $4,117,000 in 1997.

The Company recorded an income tax benefit of $7,195,000 in 1997 versus $8,459,000 in 1996. The income tax benefit primarily relates to the recognition of certain net operating loss carryforwards. In 1996, the Company had deferred tax assets arising from net operating loss carryforwards and deductible temporary differences of $14,400,000 before a valuation allowance of $10,300,000 and offset against deferred tax liabilities of $1,900,000.

LIQUIDITY AND CAPITAL RESOURCES

On July 30, 1997, the Company entered into a five-year $55,000,000 refinancing of its existing $45,000,000 credit facility. The refinancing included a $40,000,000 credit facility providing for $27,500,000 of revolving working capital financing and a $12,500,000 term loan. In January 1998, this credit facility was amended to increase the revolving line of credit from $27,500,000 to $35,000,000. The credit facility, which expires in July 2002, has an interest rate, at the Company's option, of LIBOR plus 2.75% or prime plus 1.75% (8.0% at January 2, 1999) on the revolving credit facility, and LIBOR plus 3% or prime plus 2% (8.3% at January 2, 1999) on the term loan. In addition, the loan agreement requires the Company to pay a commitment fee equal to .50% per annum of the average unused commitment and letter of credit fees equal to 1.4% of the face amount of each letter of credit. As of January 2, 1999, the Company had $801,510 available to be borrowed under the revolving credit facility based upon the advance rate formula in the loan agreement. The principal amount of the term loan is payable in twenty consecutive equal installments of $625,000, nineteen of which are payable on the first day of each calendar quarter commencing October 1, 1997 and the final installment is payable on July 30, 2002. The credit facility contains certain financial covenants and restrictions including minimum tangible net worth, minimum current ratio, minimum EBITDA (as defined), minimum fixed charge coverage, and limits on capital expenditures and dividend payments, and is collateralized by all assets of the Company.

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

On September, 1, 1998 the Company's United Kingdom subsidiary entered into a three-year pound sterling 2,500,000 financing arrangement consisting of an Inventory Facility and an Invoice Discounting Facility. The maximum permitted borrowing amounts are pound sterling 1,250,000 and pound sterling 2,500,000 for the Inventory Facility and the Invoice Discounting Facility, respectively. The credit facility, which expires in September 2001, has an interest rate of Lloyds Bank Plc Base Rate plus 2% for the first twelve months and Lloyds Bank Plc Base Rate plus 2.25% for the remaining twenty-four months. For the year-ended January 2, 1999, the average interest rate of these borrowings for the year ended January 2, 1999 was 7.25%. The loan agreement requires the Company to pay a commitment fee equal to .50% per annum of the difference between total borrowings and pound sterling 1,200,000 for the first twelve months of the facility, pound sterling 1,750,000 for the second twelve months of the facility and pound sterling 2,500,000 for the final twelve months of the facility. As of January 2, 1999, the Company had pound sterling 211,000 or $350,000 available under this facility based on the advance rate formula in the loan agreement.

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

Net cash provided by operations was $7,629,000 for the year ended January 2, 1999 versus net cash used in operations of $5,300,000 for the year ended January 3, 1998. The increase in the net cash provided by operations was due to improved working capital management, as evidenced by the decrease in inventory and accounts receivable for fiscal 1998 despite growing sales in excess of 15%.

For the year ended January 2, 1999, cash flow used in investing activities was $5,677,000 related to the purchase of property and equipment, principally molds for new product introductions as well as the purchase of an integrated computer system which is in the process of being implemented. Net cash used in financing activities was $1,894,000, primarily related to net paydowns on the revolving credit facility as well as payment of the notes payable issued in connection with the acquisition of Orleans Juvenile Products, Inc. in February 1996.

The Company believes that its current bank facilities will be sufficient to meet its operating and other cash requirements for the next twelve months.

NEW ACCOUNTING REQUIREMENTS

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), in fiscal 1998. Both standards did not have a material effect on the Company's reported financial position or results of operations. SFAS 130 establishes standards for the reporting and display of comprehensive income, which equals the total of net income and all other non-owner changes in equity. SFAS 131 changes the way companies report segment information and requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources. It also requires public companies to report certain information about their products and services, the geographic areas in which they operate, and their major customers.

YEAR 2000

The Year 2000 ("Y2K") problem is a result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. In addition, the Company's major customers and vendors must also be Y2K compliant to ensure that customer orders will be properly processed and that vendors will be able to supply the Company with inventory per the terms of its purchase orders. There could be a material disruption in the Company's business if the computer systems of the Company, its customers or its vendors are not Y2K compliant.

The Company is addressing the Y2K issue in a three-part approach. The first task completed was to upgrade the Company's internal computer systems to become Y2K compliant for recurring transaction processing and financial record-keeping. In January 1999 the Company migrated to a new BaaN computer system which enables all significant internal systems to be Y2K compliant. The implementation cost of this system was approximately $5,400,000. The second issue addressed by the Company was to work with the Company's customers to ensure that sales orders, particularly those generated via EDI transmissions, will be able to be processed with Year 2000 dates. The Company's major customers are large retailers such as Walmart and Toys 'R Us, who have invested substantial resources relating to Year 2000 issues, and virtually all of the Company's major accounts have been tested for Y2K processing issues with no significant problems noted to date. The final issue is to ensure that the Company's vendors will be able to fulfill purchase orders with Year 2000 dates. The Company uses approximately 10 significant vendors to source the majority of its product, and all of these vendors (as well as the smaller vendors) are being thoroughly reviewed by the Company at this time to ensure that they will be Y2K compliant.

Based on the work performed to date, the Company believes that there will be no material disruption in its business resulting from Y2K issues. The Company is developing contingency plans for both customers and vendors to increase its readiness for potential issues, which will be completed during fiscal 1999. The cost to complete these contingency plans is estimated to be less than $100,000.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE EXPOSURE

The Company's interest rate exposure primarily relates to its revolving credit facility, which contains interest rates based on either LIBOR or the prime rate. The Company has locked in the majority of its interest rates for outstanding borrowings for six months, and therefore concludes that any near-term change in interest rates comparable to historical interest rate movements would not materially affect the consolidated results of operations or financial position for fiscal 1999.

CURRENCY RATE EXPOSURE

The Company's UK and Canadian subsidiaries use the local currency as the functional currency, and therefore foreign currency translation adjustments are reflected as a component of stockholders' equity. In addition, these subsidiaries purchase the majority of their inventory from the US entity in US dollars, and thus there is foreign currency risk in that fluctuations in the US dollar versus the local currency could result in increases in cost of goods sold for the UK and Canadian subsidiaries. To the extent that the Company expands its international operations, the Company will be exposed to increased risk of currency fluctuation.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                SAFETY 1ST, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
Report of Independent Certified Public Accountants...............      17

Consolidated Financial Statements:

     Balance Sheets..............................................      18

     Statements of Operations....................................      19

     Statements of Changes in Stockholders' Equity...............      20

     Statements of Cash Flows....................................      21

     Notes to Financial Statements...............................      22

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Safety 1st, Inc.

We have audited the accompanying consolidated balance sheets of Safety 1st, Inc. and subsidiaries (the "Company") as of January 2, 1999 and January 3, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three fiscal years in the period ended January 2, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safety 1st, Inc. and subsidiaries at January 2, 1999 and January 3, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 1999, in conformity with generally accepted accounting principles.


Boston, Massachusetts                   GRANT THORNTON LLP
February 12, 1999

                                SAFETY 1ST, INC.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                      JANUARY 2,       JANUARY 3,
                                                                        1999              1998
                                                                     ------------     ------------
CURRENT ASSETS
     Cash .......................................................    $    897,602     $    838,549
     Accounts receivable, less allowance for doubtful accounts of
       $1,700,000 ...............................................      22,998,283       23,411,211
     Inventory ..................................................      15,940,736       16,372,172
     Prepaid expenses and other current assets ..................       2,550,462        1,190,497
     Deferred income taxes ......................................       3,300,000        3,300,000
                                                                     ------------     ------------
          Total current assets ..................................      45,687,083       45,112,429
                                                                     ------------     ------------

PROPERTY AND EQUIPMENT, AT COST
     Molds and tools ............................................      14,936,099       11,723,661
     Computer equipment and software ............................       2,965,572        2,323,599
     Furniture and fixtures .....................................       2,264,570        2,115,203
     Warehouse equipment ........................................       2,307,541        2,131,104
     Leasehold improvements .....................................       1,857,866        1,676,410
                                                                     ------------     ------------

                                                                       24,331,648       19,969,977
     Less - accumulated depreciation and amortization ...........     (10,938,457)      (7,304,449)
                                                                     ------------     ------------
          Net property and equipment ............................      13,393,191       12,665,528
                                                                     ============     ============

OTHER ASSETS
     Molds in process ...........................................       3,131,026        1,567,990
     Software systems in process ................................       5,382,261        5,005,772
     Goodwill, net of accumulated amortization of $853,000
       ($561,000 in 1997) .......................................       6,267,150        6,545,520
     Patents and trademarks, net of accumulated amortization of
       $566,000 ($464,000 in 1997) ..............................         731,500          633,714
     Deferred income taxes ......................................       7,815,700        6,300,000
     Deferred financing costs and other assets ..................       1,327,564        1,702,511
                                                                     ------------     ------------
              Total other assets ................................      24,655,201       21,755,507
                                                                     ------------     ------------
                                                                     $ 83,735,475     $ 79,533,464
                                                                     ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      JANUARY 2,       JANUARY 3,
                                                                         1999             1998
                                                                     ------------     ------------
CURRENT LIABILITIES
     Revolving credit facility ..................................    $ 27,053,536     $ 25,426,551
     Accounts payable ...........................................      11,411,946        7,536,078
     Accrued expenses ...........................................       7,657,697        7,148,943
     Notes payable and current portion of long-term debt ........       2,873,321        3,763,031
                                                                     ------------     ------------
          Total current liabilities .............................      48,996,500       43,874,603
                                                                     ------------     ------------
     Long-term debt .............................................       6,250,000        8,750,000
     Capital lease obligation, net of current portion ...........         300,885          105,737
                                                                     ------------     ------------
              Total liabilities .................................      55,547,385       52,730,340
                                                                     ------------     ------------
Commitments and Contingencies ...................................              --               --

REDEEMABLE PREFERRED STOCK
      $1.00 par value, 100,000 shares of
         Preferred Stock authorized; 15,000 shares issued and
           outstanding; liquidation preference ..................      18,044,378       15,839,098
STOCKHOLDERS' EQUITY
     Common Stock, $.01 par value, 15,000,000
         shares authorized, 7,231,122 shares issued and
outstanding .....................................................          72,311           71,872
         (7,187,288 in 1997)
     Additional paid-in capital .................................      40,524,490       40,241,663
     Accumulated deficit ........................................     (30,360,323)     (29,349,509)
     Accumulated other comprehensive deficit ....................         (92,766)              __
                                                                     ------------     ------------
              Total stockholders' equity ........................      10,143,712       10,964,026
                                                                     ------------     ------------
                                                                     $ 83,735,475     $ 79,533,464
                                                                     ============     ============

        The accompanying notes are an integral part of these statements.

                                SAFETY 1ST, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              YEARS ENDED
                                                            -------------------------------------------------
                                                             JANUARY 2,         JANUARY 3,       DECEMBER 31,
                                                                1999              1998              1996
                                                            -------------     -------------     -------------
Net sales ..............................................    $ 121,279,933     $ 104,977,666     $ 105,751,954
Cost of sales ..........................................       75,011,419        62,593,720        88,978,995
                                                            -------------     -------------     -------------

Gross profit ...........................................       46,268,514        42,383,946        16,772,959
Selling, general and administrative expenses ...........       40,056,512        34,423,223        54,385,019
Special charges and impairment of long-lived assets ....        2,069,000           586,946        11,596,126
                                                            -------------     -------------     -------------

Operating income (loss) ................................        4,143,002         7,373,777       (49,208,186)

Interest expense, net ..................................        4,053,667         4,117,433         4,099,805
                                                            -------------     -------------     -------------

Income (loss) before income taxes ......................           89,335         3,256,344       (53,307,991)
Income tax (benefit) ...................................       (1,105,131)       (7,195,209)       (8,458,779)
                                                            -------------     -------------     -------------

Net income (loss) ......................................        1,194,466        10,451,553       (44,849,212)

Dividends and accretion on redeemable preferred stock ..        2,205,280         7,311,098                --
                                                            -------------     -------------     -------------

Net income (loss) available to common shareholders .....    $  (1,010,814)    $   3,140,455     $ (44,849,212)
                                                            =============     =============     =============

Basic earnings (loss) per common share .................    $       (0.14)    $        0.44     $       (6.27)
                                                            =============     =============     =============

Diluted earnings (loss) per common share ...............    $       (0.14)    $        0.40     $       (6.27)
                                                            =============     =============     =============

Shares used to compute basic earnings per common share .        7,218,000         7,187,288         7,157,078
                                                            =============     =============     =============

Shares used to compute diluted earnings per common share        7,218,000         7,827,876         7,157,078
                                                            =============     =============     =============

        The accompanying notes are an integral part of these statements.

                                SAFETY 1ST, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                    COMMON STOCK                        (ACCUMULATED    ACCUMULATED
                                             --------------------------   ADDITIONAL      DEFICIT)         OTHER
                                               NUMBER OF                   PAID-IN        RETAINED     COMPREHENSIVE
                                                SHARES        AMOUNT       CAPITAL        EARNINGS        DEFECIT         TOTAL
                                             ------------  ------------  ------------   ------------    ------------   ------------
Balance - December 31, 1995 ...............     7,150,616  $     71,506  $ 33,588,361   $ 12,359,248                   $ 46,019,115
Net loss ..................................                                              (44,849,212)                   (44,849,212)
Net proceeds from exercise of stock
  options .................................        27,540           275       206,664                                       206,939
Stock compensation expense ................                                   701,370                                       701,370
                                             ------------  ------------  ------------   ------------    ------------   ------------
Balance - December 31, 1996 ...............     7,178,156        71,781    34,496,395    (32,489,964)                     2,078,212
Net income ................................                                               10,451,553                     10,451,553
Net proceeds from issuance of
  warrants to purchase common stock .......                                 5,686,000                                     5,686,000
Net proceeds from exercise of stock options         9,132            91        59,268                                        59,359
Accretion on redeemable preferred stock ...                                               (6,472,000)                    (6,472,000)
Redeemable preferred dividends ............                                                 (839,098)                      (839,098)
                                             ------------  ------------  ------------   ------------    ------------   ------------
Balance - January 3, 1998 .................     7,187,288        71,872    40,241,663    (29,349,509)                    10,964,026


Comprehensive Income:

Net Income ................................                                                1,194,466                      1,194,466
Translation adjustments ...................                                                             $    (92,766)       (92,766)
                                                                                                                       ------------
Total Comprehensive Income ................                                                                               1,101,700

Net proceeds from stock options ...........        43,834           439       282,827                                       283,266

Redeemable preferred dividends ............                                               (2,205,280)                    (2,205,280)
                                             ------------  ------------  ------------   ------------    ------------   ------------
Balance - January 2, 1999 .................     7,231,122  $     72,311  $ 40,524,490   $(30,360,323)   $    (92,766)  $ 10,143,712
                                             ============  ============  ============   ============    ============   ============

        The accompanying notes are an integral part of these statements.

                                SAFETY 1ST, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           YEARS ENDED
                                                                          ----------------------------------------------
                                                                           JANUARY 2,       JANUARY 3,      DECEMBER 31,
                                                                              1999             1998             1996
                                                                          ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ...............................................    $  1,194,466     $ 10,451,553     $(44,849,212)
     Adjustments to reconcile net income (loss) to
           net cash provided by (used in) operating activities:
        Deferred income taxes ........................................      (1,515,700)      (7,382,000)      (3,630,960)
        Stock compensation expense ...................................              --               --          701,370
        Depreciation .................................................       4,170,398        3,177,588        4,841,106
        Amortization .................................................         785,408          541,467          404,016
        Impairment of long-lived assets ..............................              --          586,946       11,596,126
                                                                          ------------     ------------     ------------
     Net cash provided by (used in) operating activities before
           changes in assets and liabilities .........................       4,634,572        7,375,554      (30,937,554)
        Changes in assets and liabilities
        (Increase) decrease in:
          Accounts receivable ........................................         412,928       (3,173,864)       2,353,736
          Inventory ..................................................         431,436          773,511       13,376,577
          Prepaid expenses and other assets ..........................      (2,234,336)        (289,727)       1,879,292
          Tax refund receivable (payable) ............................              --        5,026,644       (2,715,369)
        Increase (decrease) in:
          Accounts payable - trade ...................................       3,875,867       (9,816,636)       6,109,885
          Accrued expenses ...........................................         508,754       (5,195,074)       9,852,947
                                                                          ------------     ------------     ------------
                  Net cash provided by (used in) operating activities        7,629,221       (5,299,592)         (80,486)
                                                                          ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of subsidiaries .....................................              --       (1,490,552)
     Acquisition of property and equipment ...........................        (729,650)        (548,432)      (2,386,624)
     Increase in molds in process and deposits .......................      (4,636,969)      (3,059,763)      (3,215,577)
     Increase in system software in process ..........................        (110,041)      (2,350,577)      (2,155,195)
     Acquisition of patents and trademarks ...........................        (200,258)         (81,000)        (165,686)
                                                                          ------------     ------------     ------------
                   Net cash used in investing activities .............      (5,676,918)      (6,039,772)      (9,413,634)
                                                                          ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (paydowns) proceeds on revolving credit facility ............       1,626,985      (11,226,106)      11,262,657
     Proceeds from issuance of long-term notes payable ...............              --       12,500,000
     Proceeds from issuance of redeemable preferred stock and warrants              --       15,000,000               --
     Loan from officer ...............................................              --          250,000               --
     Repayment of bank debt assumed ..................................              --               --         (739,668)
     Repayment of notes payable and capital lease obligation .........      (3,609,054)      (2,466,286)        (750,861)
     Refinancing fees ................................................        (194,447)      (2,448,457)              --
     Proceeds from exercised stock options ...........................         283,266           59,359          206,939
                                                                          ------------     ------------     ------------
                   Net cash (used in) provided by financing activities      (1,893,250)      11,668,510        9,979,067
                                                                          ------------     ------------     ------------
Net increase (decrease) in cash ......................................          59,053          329,146          484,947
Cash balance, beginning of year ......................................         838,549          509,403           24,456
                                                                          ------------     ------------     ------------
Cash balance, end of year ............................................         897,602     $    838,549     $    509,403
                                                                          ============     ============     ============
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest .............................................................    $  3,838,501     $  3,828,560     $  3,689,952
                                                                          ============     ============     ============
Income taxes .........................................................    $         --     $         --     $         --
                                                                          ============     ============     ============
Non-cash investing activities:
Increase in accrued obligations ......................................    $         --     $         --     $  1,013,998
                                                                          ============     ============     ============
Capital lease obligation .............................................    $    417,274     $         --     $    486,964
                                                                          ============     ============     ============

See Note 10 for non-cash acquisition related items.


        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             JANUARY 2, 1999, JANUARY 3, 1998 AND DECEMBER 31, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of  Business

Safety 1st, Inc. and subsidiaries (the "Company") is a developer, marketer and distributor of juvenile products including child safety and child care, convenience, activity, and home security products. The Company sells primarily to retailers. Any risk of collection losses is concentrated in this industry.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Safety 1st (Europe) Ltd., Safety 1st Home Products Canada, Inc., 3232301 Canada Inc., and Safety 1st International, Inc. All significant intercompany transactions have been eliminated.

Change in Fiscal Year

Effective in 1997, the Company changed its reporting period from a calendar year to a 52/53 week period ending on the Saturday closest to December 31. The Company's 1997 fiscal year ended on January 3, 1998. There was no material effect on the statement of operations. All references to fiscal 1998, 1997 and 1996 refer to the years ended January 2, 1999, January 3, 1998, and December 31, 1996, respectively.

Inventory

Inventory is valued at the lower of cost (first-in, first-out) or market.

Advertising

Advertising costs are expensed as incurred. Advertising expenses, which consist primarily of promotional and cooperative advertising allowances provided to customers, were approximately $5,464,000, $3,497,000 and $5,708,000 for the years ended January 2, 1999, January 3, 1998 and December 31, 1996, respectively.

Revenue Recognition

The Company recognizes revenue at the time of shipment to its customers.

Property and Equipment

Property and equipment are recorded at cost, including interest on funds borrowed to finance the construction of capital additions. The Company owns the molds and tools used in the production of the Company's products by third party manufacturers. For the years ended January 2, 1999 and January 3, 1998, approximately $62,000 and $153,000, respectively, of interest incurred in connection with the construction of molds was included in the cost of the molds. For the years ended January 2, 1999 and January 3, 1998, approximately $266,000 and $203,000 respectively, of interest was capitalized into software systems in process. The molds and tools are depreciated using the straight-line method over 5 to 7 years. Computer equipment and software, furniture and fixtures and warehouse equipment are depreciated using the straight-line method over their estimated useful lives of 3 to 7 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

Patents, Trademarks and Licensing Agreements

The cost of patents and trademarks is amortized using the straight-line method over their estimated useful life of 7 years and 20 years, respectively. The cost of acquiring licensing agreements is amortized over the life of the respective agreement.

Goodwill

The Company amortizes costs in excess of fair value of net assets of businesses acquired using the straight-line method over a period not to exceed 25 years. Impairment is reviewed quarterly.

Translation of Foreign Currencies

Operating statement accounts are translated at the average rates during the period and assets and liabilities are translated using the exchange rate at each balance sheet date. Foreign currency transaction gains and losses are included in net income, translation adjustments, if significant, are recorded as a separate component of stockholders' equity, as the functional currency is the local currency.

Income Taxes

The Company utilizes the asset/liability method of accounting for income taxes. Under the asset/liability method, deferred income taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect. A valuation allowance is provided for net deferred tax assets based on expected levels of future earnings.

Research and Product Development Costs

Research and product development costs are charged to expense when incurred. Research and development costs for the years ended January 2, 1999, January 3, 1998 and December 31, 1996 were approximately $1,118,000, $757,000 and $2,060,000, respectively.

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

Accounting For Stock Based Compensation

In October 1995, the FASB issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") which establishes a fair value based method of accounting for stock-based compensation. As permitted by SFAS 123, the Company elected to account for employee stock- based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire stock. In addition, SFAS 123 also requires that transactions with other than employees, entered into after December 31, 1995, in which goods or services are the consideration received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company has adopted SFAS 123 for disclosure purposes and for non-employee stock options. The effect on the results of operations and financial position is disclosed in Note 9.

2. REVOLVING CREDIT FACILITY AND TERM LOAN

On July 30, 1997, the Company entered into a five-year $55,000,000 refinancing of its existing $45,000,000 credit facility. The refinancing included a $40,000,000 credit facility providing for $27,500,000 of revolving working capital financing and a $12,500,000 term loan. In January 1998, this credit facility was amended to increase the revolving line of credit from $27,500,000 to $35,000,000. The credit facility, which expires in July 2002, has an interest rate, at the Company's option, of LIBOR plus 2.75% or prime plus 1.75% (8.0% as of January 2, 1999) on the revolving credit facility, and LIBOR plus 3% or prime plus 2% (8.3% as of January 2, 1999) on the term loan. In addition, the loan agreement requires the Company to pay a commitment fee equal to .50% per annum of the average unused commitment and letter of credit fees equal to 1.4% of the face amount of each letter of credit. As of January 2, 1999, the Company had $802,000 available to be borrowed under the revolving credit facility based upon the advance rate formula in the loan agreement. The principal amount of the term loan is payable in twenty consecutive equal installments of $625,000, nineteen of which are payable on the first day of each calendar quarter. Total principal payments were $2,500,000 in 1998 and $1,250,000 in 1997, and are scheduled to total $2,500,000 in each of the years 1999 through 2001, with the final payment of $1,250,000 scheduled to be made in 2002. As of January 2, 1999, $8,750,000 was outstanding under the term loan of which $6,250,000 is classified as long-term debt. The credit facility contains certain financial covenants and restrictions including minimum tangible net worth, minimum current ratio, minimum EBITDA (as defined), minimum fixed charge coverage, and prohibitions on redemption of preferred stock, in addition to limits on capital expenditures and dividend payments, and is collateralized by all assets of the Company.

The refinancing also included a $15,000,000 private placement of 15,000 shares of six-year Series A redeemable preferred stock and the issuance of ten-year warrants to purchase approximately 1,270,000 shares of the Company's common stock, at an exercise price of $0.01 per share, as described in Note 3.

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

For the years ended January 2, 1999 and January 3, 1998, the average borrowings under revolving credit facilities were $35,250,000 and $36,900,000, respectively. The weighted average interest rate of these borrowings for the years ended January 2, 1999 and

January 3, 1998 was 11.3% and 11.2%, respectively. In connection with the acquisition and restructuring of the credit facility, the Company incurred $194,000 and $1,662,000, of deferred debt financing costs, of which $391,000 and $178,000, have been reflected in interest expense on the consolidated statements of operations for the years ended January 2, 1999 and January 3, 1998, respectively.

On September, 1, 1998 the Company's United Kingdom subsidiary (Safety 1st (Europe) Ltd) entered into a three-year pound sterling 2,500,000 financing arrangement consisting of an Inventory Facility and an Invoice Discounting Facility. The maximum permitted borrowing amounts are pound sterling 1,250,000 and pound sterling 2,500,000 for the Inventory Facility and the Invoice Discounting Facility, respectively. The credit facility, which expires in September 2001, has an interest rate of Lloyds Bank Plc Base Rate plus 2% for the first twelve months and Lloyds Bank Plc Base Rate plus 2.25% for the remaining twenty-four months (8.25% at January 2, 1999). For the year-ended January 2, 1999, the average interest rate of these borrowings for the year ended January 2, 1999 was 9.0%. The loan agreement requires the Company to pay a commitment fee equal to .50% per annum of difference between total borrowings and pound sterling 1,200,000 for the first twelve months of the facility, pound sterling 1,750,000 for the second twelve months of the facility and pound sterling 2,500,000 for the final twelve months of the facility. As of January 2, 1999, the Company had pound sterling 95,000, or $157,000, available under this facility based on the advance rate formula in the loan agreement.

3. REDEEMABLE PREFERRED STOCK

In connection with the refinancing of the Company's credit facility on July 30, 1997, as described in Note 2, the Company issued in a private placement 15,000 shares, $1 par value, six year Series A redeemable preferred stock (of the 100,000 shares of preferred stock authorized) with a liquidation preference of $1,000 per share plus accrued but unpaid dividends at the dividend rate of either 10% in cash or 13.25% non-cash, compounded quarterly. The redeemable preferred stock includes the issuance of ten-year warrants to purchase approximately 1,270,000 shares of the Company's common stock. The proceeds of $15,000,000 from the private placement were allocated to redeemable preferred stock and the warrants in the amount of $8,528,000 (net of issuance costs of $472,000) and $5,686,000 (net of issuance costs of $314,000), respectively, based on the estimated values at issue date. The excess of the redeemable preferred stock redemption value of $15,000,000 over the carrying value of $8,528,000 was accreted in the fiscal year ended January 3, 1998. This acceleration of the accretion is due to a change in terms of the redeemable preferred stock which provides for immediate redemption at either the Company's option or, if certain conditions are met, at the holders' option. Pursuant to an agreement among the parties in December 1997, the change was effected by an exchange between the Company and the holders of Series A Preferred Stock for shares of Series B Preferred Stock containing substantially identical features other than the provision relating to the rights of immediate redemption. Accrued but unpaid dividends of $3,044,000, are included in the carrying value of the preferred stock at January 2, 1999.

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

For the year ended January 3, 1998, the Company recorded a pre-tax charge of approximately $587,000 related to the impairment of long-lived assets.

For the year ended December 31, 1996, a pre-tax charge of $47,400,000, as described below, was recorded primarily in connection with the Company's efforts to reduce its inventory stock keeping units ("SKU"), to streamline product offerings and discontinue products that did not meet certain sales, inventory turns and profitability objectives. As part of this charge in 1996, the Company recorded an impairment loss of approximately $11,600,000 in accordance with SFAS 121, for those long-lived assets such as molds and tools, mold in process and patents where the sum of the estimated future undiscounted cash was less than the carrying amount of the impaired asset. In addition, during 1996, the Company recorded a cost of sales charge of approximately $14,300,000 relating to discontinued products, inventory reserves, reduction of capitalized overhead and other inventory related matters and $1,400,000 primarily related to the reduction of vendor credits. In addition, the Company recorded a net revenue charge of $6,600,000 relating to returns and defective products, customer credits and other transactions. Selling, general and administrative expenses included a charge of $13,000,000 for reserves for customer credits related to advertising and promotional allowances, lease termination fees, severance costs, write-off of certain assets, accrual of product related reserves, non-employee stock compensation expense and other matters. In addition, the

Company recorded a charge of $500,000 relating to deferred financing costs.

5. RELATED PARTY MATTERS

Fees for services, including expenses, provided by a firm associated with the former Chief Financial Officer amounted to approximately $155,000 , $378,000 and $1,957,000 during the years ended January 2, 1999, January 3, 1998 and December 31, 1996, respectively. Fees for services, including expenses, provided by a firm associated with a director of the Company amounted to approximately $484,000, $834,000 and $970,000 during the years ended January 2, 1999, January 3, 1998 and December 31, 1996, respectively. Services rendered by these firms included fees in connection with the Company's acquisition of subsidiaries, refinancing of debt, accounting, tax and finance services and other business, legal and tax matters.

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

The Company leases certain computer software under an arrangement which has been classified as a capital lease. The lease has a thirty-six month payment term and ownership of the asset transfers to the Company at the conclusion of the lease. The total leased capital assets included in other assets at January 2, 1999 and January 3, 1998 was $487,000.

The Company leases office, warehousing and other facilities under various arrangements. In addition, the Company leases certain equipment under operating leases.

Rent expense under operating leases for the years ended January 2, 1999, January 3, 1998 and December 31, 1996, was approximately $1,400,000, $1,200,000 and
$1,900,000, respectively. Minimum annual rentals for the five fiscal years subsequent to January 2, 1999 and in the aggregate are:

                                                      CAPITAL         OPERATING
                                                       LEASES           LEASES
                                                     ----------       ----------
1999 ..........................................      $  227,000       $1,540,000
2000 ..........................................         227,000        1,521,000
2001 ..........................................          95,000        1,383,000
2002 ..........................................              --        1,167,000
2003 ..........................................              --        1,009,000
Thereafter ....................................              --        1,448,000
                                                     ----------       ----------
Total minimum lease payments ..................         549,000       $8,068,000
                                                     ----------       ==========
Imputed interest ..............................         (55,000)
                                                     ----------
Present value of minimum capital lease ........         494,000
payments
Current portion ...............................        (193,000)
                                                     ----------
Long-term capital lease obligations ...........      $  301,000
                                                     ==========

Letters of Credit

As of January 2, 1999, the Company was contingently liable for unsecured letters of credit of approximately $1,400,000. These letters of credit were issued to secure delivery of overseas merchandise.

Royalty and License Agreements

The Company has various license agreements, pursuant to which it has the non-exclusive right to utilize the licensing company's name or logos. In addition, the Company pays royalties to developers for product ideas. Royalty fees range from 2.5% to 12% of related product sales. Royalty fees for the years ended January 2, 1999, January 3, 1998 and December 31, 1996 were $698,000, $528,000 and $1,493,000, respectively.


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

7. MAJOR CUSTOMERS AND SUPPLIERS

For the years ended January 2, 1999, January 3, 1998 and December 31, 1996, two customers accounted for approximately 46% (24% and 22%), 44% (23% and 21%) and 36% (22% and 14%), respectively, of net sales.

For the years ended January 2, 1999, January 3, 1998, and December 31, 1996, two suppliers accounted for approximately 34% (18% and 16%), 37% (20% and 17%), and 33% (21% and 12%), respectively, of total purchases. Certain of the Company's products are manufactured in China and are therefore subject to certain trade restrictions. From time to time, the United States Congress has attempted to impose additional restrictions on trade with China. Enactment of legislation, or the imposition of restrictive regulations conditioning or revoking China's "most favored nation" trading status or other trade sanctions, could have a material adverse effect upon the Company's business and products originating from China and the Company could be subjected to substantially higher rates of duty.

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

Income (loss) before income taxes is as follows:

                                                 YEARS ENDED
                               ------------------------------------------------
                                JANUARY 2,        JANUARY 3,       DECEMBER 31,
                                   1999              1998              1996
                               ------------      ------------      ------------
Domestic .................     $   (706,000)     $  1,754,000      $(53,557,000)
Foreign ..................          795,000         1,502,000           249,000
                               ------------      ------------      ------------
                               $     89,000      $  3,256,000      $(53,308,000)
                               ============      ============      ============

The components of income tax (benefit) expense were as follows:

                                                 YEARS ENDED
                               ------------------------------------------------
                                JANUARY 2,        JANUARY 3,       DECEMBER 31,
                                   1999              1998              1996
                               ------------      ------------      ------------
Federal ..................     $   (220,000)     $    760,000      $(18,125,000)
State ....................               --           411,000          (788,000)
Foreign ..................          260,000            34,000           109,000
Valuation allowance ......       (1,145,000)       (8,400,000)       10,345,000
                               ------------      ------------      ------------
                               $ (1,105,000)     $ (7,195,000)     $ (8,459,000)
                               ============      ============      ============

Current ..................     $    411,000      $    187,000      $ (4,725,000)
Deferred .................       (1,516,000)       (7,382,000)       (3,734,000)
                               ------------      ------------      ------------
                               $ (1,105,000)     $ (7,195,000)     $ (8,459,000)
                               ============      ============      ============

The components of the net deferred tax asset (liability) were as follows:

                                                         YEARS ENDED
                                                -------------------------------
                                                 JANUARY 2,         JANUARY 3,
                                                    1999               1998
                                                ------------       ------------
DEFERRED TAX ASSETS:
Net operating loss carryforward ..........      $ 11,372,000       $ 11,037,000
Accounts receivable allowances ...........           654,000            624,000
Inventories ..............................           285,000            449,000
Balance sheet reserves and allowances ....         1,977,000          1,334,000
Other ....................................           419,000            437,000
                                                ------------       ------------
Total deferred tax assets ................        14,707,000         13,881,000
Less: valuation allowance ................          (800,000)        (1,945,000)
                                                ------------       ------------
Net deferred tax asset ...................        13,907,000         11,936,000
                                                ============       ------------

DEFERRED TAX LIABILITIES:
Depreciation .............................        (2,670,000)        (2,214,000)
Patents and trademarks ...................          (122,000)          (122,000)
                                                ------------       ------------
Total deferred tax liabilities ...........        (2,792,000)        (2,336,000)
                                                ------------       ------------
Total net deferred tax asset .............      $ 11,115,000       $  9,600,000
                                                ============       ============

The Company has recorded a valuation allowance of $800,000 as of January 2, 1999. The net change in the valuation allowance for fiscal 1998 is $1,145,000 which has been included as a component of the income tax benefit. The Company has approximately $31,000,000 of net operating losses available which expire in years 2011 through 2012.

Realization of the $11,115,000 net deferred tax asset is dependent on the Company's ability to generate approximately $32,000,000 in taxable income during the carryforward period. Management believes it is more likely than not that the asset will be realized based upon the strategic initiatives undertaken in 1996 to simplify operations by reducing the number of SKU's, discontinuing products that did not meet certain sales, quality, and profitability objectives and to tighten expense control. During 1997 and 1998, the Company began to experience the positive effects of these initiatives and expects to continue to benefit in future years. However, there can be no assurances that the Company will meet its expectations of future income. As a result, the amount of the deferred tax assets considered realizable could be reduced in the near and long term if estimates of future income are reduced. Such an occurrence could materially adversely affect the Company's financial position and results of operations. The Company will continue to evaluate the realizability of the deferred tax assets quarterly.

Deferred income taxes are not provided on the undistributed earnings of foreign subsidiaries aggregating approximately $1,615,000 at January 2, 1999 as such earnings are expected to be permanently reinvested in these companies.

The differences between the statutory federal income tax rate of 34% and income taxes reported in the statements of operations are as follows:

                                                          YEARS ENDED
                                         ----------------------------------------------
                                          JANUARY 2,       JANUARY 3,      DECEMBER 31,
                                            1999              1998             1996
                                         ------------     ------------     ------------
Statutory rate ......................    $     30,000     $  1,107,000     $(18,125,000)
State and local taxes, net of federal
benefit..............................              --          411,000         (788,000)
Valuation allowance .................      (1,145,000)      (8,400,000)      10,345,000
Foreign net operating loss
carryforwards........................              --         (546,000)              --
Other ...............................          10,000          233,000          109,000
                                         ------------     ------------     ------------
                                         $ (1,105,000)    $ (7,195,000)    $ (8,459,000)
                                         ============     ============     ============

9. EMPLOYEE BENEFIT PLANS

Stock Option Plans

As of January 2, 1999, the Company had four stock option plans providing for the granting of options to purchase up to 2,400,000 shares of common stock of which, as of such date, 1,883,775 options were outstanding. These plans provide for the awarding of incentive and non-qualified stock options to employees, directors, independent contractors and others who may contribute to the success of the Company. Options are exercisable within ten years (5 years for greater than 10% shareholders with respect to incentive stock options) of the date of grant at a price determined by the Board of Directors or a committee of the Board of Directors. Substantially all of these options vest over a period not to exceed thirty months.

In addition to these four plans, the Company has issued 35,000 non-qualified options (15,000 options at $12.00 per share and 20,000 options at $21.25 per share) to a former director of the Company at a price not less than the fair market value on the dates of the grants. During 1995, all of the 15,000 options with an option price of $12 per share were exercised, and in July 1996, the 20,000 options were repriced to $6.50.

A summary of changes in these option plans and the non-plan options during the years ended January 2, 1999, January 3, 1998 and December 31, 1996 are as follows:

                                                                 EMPLOYEES             NON-EMPLOYEES
                                                           ---------------------    ---------------------
                                                                         WEIGHTED                 WEIGHTED
                                                             NUMBER      AVERAGE     NUMBER       AVERAGE
                                                               OF        EXERCISE      OF         EXERCISE
                                                            OPTIONS       PRICE      OPTIONS       PRICE
                                                           ----------     ------    ----------     ------
Balance -- December 31, 1995 ..........................       402,475     $20.21       169,334     $18.64
Granted ...............................................       418,850      10.09       118,150       7.78
Exercised .............................................       (33,539)      7.32            --         --
Canceled ..............................................       (72,122)     14.43        (1,684)     12.00
                                                           ----------     ------    ----------     ------

Balance -- December 31, 1996 ..........................       715,664       7.30       285,800       7.53
Granted ...............................................       776,800       6.52         1,100       6.27
Exercised .............................................        (3,032)      6.50            --         --
Canceled ..............................................       (58,297)      6.74            --         --
                                                           ----------     ------    ----------     ------

Balance - January 3, 1998 .............................     1,431,135       6.76       286,900       7.53
Granted ...............................................       362,950       6.53            --         --
Exercised .............................................       (43,334)      6.56          (500)      6.50
Canceled ..............................................      (111,001)      6.76       (42,375)      7.53
                                                           ----------     ------    ----------     ------

Balance - January 2, 1999 .............................     1,639,750       6.69       244,025       7.53
                                                           ----------     ------    ----------     ------
Options Exercisable - January 2, 1999 .................     1,166,404     $ 6.76       235,611     $ 7.46
                                                           ----------     ------    ----------     ------

The Compensation Committee of the Board of Directors voted on July 30, 1996, to amend certain stock option agreements by changing the exercise price to $6.50 per share. These agreements covered 629,756 shares with original exercise prices ranging from $12.00 to $27.00 per share.

The following table summarizes option data as of January 2, 1999:

                                         WEIGHTED
                                         AVERAGE       WEIGHTED                   WEIGHTED
                                        REMAINING      AVERAGE                    AVERAGE
      RANGE OF             NUMBER       CONTRACTUAL    EXERCISE     NUMBER        EXERCISE
   EXERCISE PRICES       OUTSTANDING       LIFE         PRICE     EXERCISABLE      PRICE
   ---------------        ---------       ------        ------     ---------       ------
Employees
$  5.00 - $10.00......    1,628,907          7.6        $ 6.62     1,155,949       $ 6.66
  10.01 -  15.00......        2,509          6.3         11.31         2,121        11.45
  15.01 -  20.00......        8,334          6.5         19.00         8,333        19.00
                          ---------       ------        ------     ---------       ------
                          1,639,750          7.6        $ 6.69     1,166,404       $ 6.76
                          ---------       ------        ------     ---------       ------
Non-Employees
$  6.00 - $10.00......      218,025          5.9        $ 6.98       209,611       $ 6.88
  10.01 -  15.00......       26,000          4.9         12.12        26,000        12.12
                          ---------       ------        ------     ---------       ------
                            244,025          5.9         $7.53       235,611       $ 7.46
                          ---------       ------        ------     ---------       ------

The Company measures compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25 in accounting for its stock compensation plans. Accordingly, no compensation cost has been recorded for options granted to employees or directors in the years ended January 2, 1999, January 3, 1998 and December 31, 1996. Compensation cost charged to operations, which the Company recorded for options granted to non-employees, other than directors, was $701,000 for the year ended December 31, 1996.

The weighted average fair value at the date of grant for options granted during the years ended January 2, 1999, January 3, 1998 and December 31, 1996 was $2.01, $1.98 and $6.25, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                       YEARS ENDED
                                            ----------------------------------
                                            JANUARY 2,  JANUARY 3,  DECEMBER 31,
                                              1999        1998         1996
                                            ---------   ---------   ----------
Expected life(years) ....................       3            3            5
Interest ................................     6.5%        6.14%        6.27%
Volatility ..............................      40%          40%          60%
Dividend yield ..........................       0%           0%           0%

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company's net income (loss) available to common shareholders and income (loss) per common share on a diluted basis would have been reduced to the pro forma amounts indicated below:

                                                                       YEARS ENDED
                                                    -------------------------------------------------
                                                      JANUARY 2,        JANUARY 3,      DECEMBER 31,
                                                         1999              1998             1996
                                                    --------------    --------------   --------------
Net income (loss) - as reported ................    $   (1,011,000)   $    3,140,000   $  (44,849,000)
Net income (loss) - pro forma ..................    $   (2,823,000)   $    1,151,000   $  (46,855,000)
Net income (loss) per common share - as reported    $        (0.14)   $         0.40   $        (6.27)
Net income (loss) per common share - pro forma .    $        (0.39)   $         0.15   $        (6.55)

The initial application of SFAS 123 for pro forma disclosure may not be representative of the future effects of applying the statement.

Profit Sharing Plan

The Company sponsors a Defined Contribution 401-k Plan (401-k Plan), whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The 401-k Plan provides for a matching contribution by the Company at the discretion of the Board of Directors. For the years ended January 2, 1999, January 3, 1998, and December 31, 1996, the Company did not elect to contribute to this plan.

10. ACQUISITIONS

On January 4, 1996, the Company acquired all of the outstanding stock of EEZI Group Holdings Ltd., a United Kingdom distributor of juvenile products, now named Safety 1st (Europe) Ltd., for cash of $260,000, issuance of notes payable of $949,000 ($205,000 outstanding as of January 2, 1999 after post-closing adjustments), and payment of acquisition costs of $1,032,000. The fair value of assets acquired, including goodwill, was $2,668,000 and liabilities assumed was $426,000. The excess of the aggregate of purchase price over the fair value of net assets acquired of $2,181,000 was recognized as goodwill and is being amortized over 25 years. The net assets acquired included primarily inventory and fixed assets.

Effective February 1, 1996, the Company acquired all of the outstanding stock of Orleans Juvenile Products Inc., the Canadian distributor of the Company's products, for cash of $1,067,000, issuance of notes payable of $1,650,000 and payment of acquisition costs of $624,000. The fair value of assets acquired, including goodwill, was $9,496,000 and liabilities assumed was $6,155,000. The purchase price was allocated to the net assets acquired based upon their estimated fair value. The excess of the purchase price over the fair value of assets acquired of $4,349,000 was recognized as goodwill and is being amortized over 25 years. The net assets acquired included primarily accounts receivable, inventory, accounts payable and bank debt.

These acquisitions have been recorded using the purchase method of accounting.

The accompanying consolidated statements of operations reflect the operating results of the acquired entities since the effective date of the acquisitions.

11. OPERATING SEGMENTS

The consolidated financial statements include the accounts of wholly-owned subsidiaries in the United Kingdom and Canada. These geographic locations are also considered the Company's operating segments.

METHOD OF DETERMINING SEGMENT PROFIT OR LOSS

Management evaluates the performance of its operating segments individually to monitor the different factors affecting financial performance. Segment profit or loss includes substantially all of the segment's costs of production, distribution and administration. The Company manages income taxes on a global basis, thus evaluates segment performance based on operating profit or loss. The Company manages financial costs, such as exchange gains and losses and interest income and expense, on a global basis. Information about the Company's operations in the different geographic areas as of and for the fiscal years ended January 2, 1999, and January 3, 1998 is as follows (amounts in thousands):

                                                                                       UNITED
                                                                           UNITED      KINGDOM
                                                                           STATES     AND CANADA   ELIMINATIONS   CONSOLIDATED
                                                                          --------     --------      --------      --------
JANUARY 2, 1999
Net sales to unaffiliated customers ..................................    $104,700     $ 16,580      $     --      $121,280
Transfers between geographic locations ...............................       7,871                     (7,871)           --
                                                                          --------      --------     --------      --------
Total ................................................................    $112,571     $ 16,580      $ (7,871)     $121,280
                                                                          ========     =========     ========      ========
Operating profit .....................................................    $  2,190     $  1,939      $     14      $  4,143
                                                                          ========     =========     ========      ========
Identifiable assets ..................................................    $ 77,503     $  6,232      $     --      $ 83,735
                                                                          ========     =========     ========      ========

JANUARY 3, 1998
Net sales to unaffiliated customers ..................................    $ 92,312     $ 12,666      $     --      $104,978
Transfers between geographic locations ...............................       4,968           --        (4,968)           --
                                                                          --------     --------      --------      --------
Total ................................................................    $ 97,280     $ 12,666      $ (4,968)     $104,978
                                                                          ========     =========     ========      ========
Operating profit .....................................................    $  5,738     $  1,494      $    142      $  7,374
                                                                          ========     =========     ========      ========
Identifiable assets ..................................................    $ 76,848     $  2,543      $    142      $ 79,533
                                                                          ========     =========     ========      ========

Transfers between the geographic areas primarily represent intercompany export sales and are accounted for based on established sales prices between the related companies. In computing operating profit, no allocations of general corporate expenses have been made.

Identifiable assets of geographic areas are those assets related to the Company's operations in each area. Cash at January 2, 1999 includes approximately $343,000 of amounts held in foreign bank accounts.

International sales from domestic operations were approximately $6,998,000, $7,759,000 and $9,562,000, for the years ended January 2, 1999, January 3, 1998, and December 31, 1996, respectively.

Foreign currency fluctuations could have a material effect on the Company's financial position and results of operations.

12. EARNINGS PER SHARE

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding at year-end, which are as follows: 7,218,000 in 1998, 7,187,288 in 1997, and 7,157,078 in 1996. Diluted earnings per share are based on the weighted-average number of shares of common stock and common stock equivalents outstanding at year-end, which were as follows: 7,218,000 in 1998, 7,827,876 in 1997 and 7,157,078 in 1996. Weighted-average share figures for 1997 include common stock equivalents of 640,588. Common stock equivalents have been excluded from weighted-average shares for 1996 and 1998 as inclusion would be anti-dilutive. Options to purchase 1,883,775 and 397,968 shares of common stock at prices ranging from $4.75 to $19.00 were outstanding at January 2, 1999 and January 3, 1998, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common stock for the respective period.

13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended January 2, 1999 and January 3, 1998 (dollars in thousands, except per share amounts):


JANUARY 2, 1999                                       APRIL 4        JULY 4      OCTOBER 3      JANUARY 2(1)
                                                      --------      --------      --------       --------
Net sales ........................................    $ 30,936      $ 32,952      $ 32,442       $ 24,950
Gross Profit .....................................      12,342        12,889        12,407          8,630
Operating Income .................................       2,412         3,092         2,621         (3,983)
Net Income .......................................         937         1,392         1,556         (2,692)
Net Income (loss) available to Common Shareholders         413           850           996         (3,270)
Basic earnings (loss) per common share ...........    $    .06      $    .12      $    .14       $   (.45)
Diluted earnings (loss) per common share (4) .....    $    .05      $    .10      $    .12       $   (.45)

JANUARY 3, 1998                                       MARCH 31      JUNE 28    SEPTEMBER 27(2)  JANUARY 3(3)
                                                      --------      --------      --------       --------
Net Sales ........................................    $ 24,269      $ 29,128      $ 26,446       $ 25,134
Gross Profit .....................................       9,593        11,700        11,035         10,056
Operating Income .................................       1,466         3,036         2,462            409
Net Income .......................................         197         1,213         2,858          6,184
Net Income (loss) available to Common Shareholders         197         1,213         2,380           (649)
Basic earnings (loss) per common share ...........         .03           .17           .33           (.09)
Diluted earnings (loss) per common share (4) .....         .03           .17           .29           (.09)

(1) Special charges for the fourth quarter ended January 2, 1999 totaled $2,069,000. Approximately $1,100,000 of the charge relates to the Company's elimination of the chemical diisononyl phthalate ("phthalates") from all of its products which are intended for the mouth, including pacifiers and teethers. This action was taken in response to a public announcement issued by the Consumer Products Safety Commission which stated that although there is no substantial evidence that the use of phthalates is a health hazard, consumers may want to avoid giving mouthable products that include phthalates to children under three years of age. The Company has discontinued the use of phthalates in the manufacture of its mouthable products and anticipates that these products will be available in phthalate-free versions during the first half of 1999. The remaining $969,000 of the special charges relates to several one-time items that occurred in the fourth quarter, including the resolution of two matters which had previously been in dispute, as well as severance costs.

(2) The Company recorded a tax benefit of $2,000,000 ($.25 per share) related to a change in the valuation allowance.

(3) The Company recorded an adjustment in the fourth quarter of fiscal 1997 of $587,000 in connection with impairment of long-lived assets. The adjustment decreased fourth quarter net income by $370,000 ($.05 per share). In addition, the Company recorded a tax benefit of $6,400,000 ($.89 per share) related to a change in the valuation allowance, and also recorded accelerated accretion relating to its preferred stock of $6,372,000 (which reduced earnings by $0.88 per share).

(4) The sum of the quarterly net income (loss) per share amounts does not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the twelve months based on the weighted average common shares outstanding in each such period.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is included in Registrant's definitive proxy statement for the 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11 -- EXECUTIVE COMPENSATION

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

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is included in Registrant's definitive proxy statement for the 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is included in Registrant's definitive proxy statement for the 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 14 -- EXHIBITS. FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Financial Statements. Financial Statement Schedules and Exhibits

        (1) Financial Statements

            Included in Part II, Item 8 of this Report

            Report of the Independent Certified Public Accountants

            Consolidated Balance Sheets at January 2, 1999 and January 3, 1998

            Consolidated Statements of Operations for the Three Fiscal Years
               Ended January 2, 1999, January 3, 1998 and December 31, 1996

            Consolidated Statements of Changes in Stockholders' Equity for the
               Three Fiscal Years Ended January 2, 1999, January 3, 1998, and December 31, 1996

            Consolidated Statements of Cash Flows for the Three Fiscal Years
               Ended January 2, 1999, January 3, 1998 and December 31, 1996

        (2) Financial Statement Schedule

            Included in PART IV, Item 14(c) of this Report on pages 42 and 43:

            Report of Independent Certified Public Accountants on Financial Statement Schedule For the three Fiscal Years Ended January 2, 1999, January 3, 1998 and December 31, 1996 Schedule II - Valuation and Qualifying Accounts

            Schedules other than that listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

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

            4(c) *** Designation of Series B Preferred Stock of the Company

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

            10(u)** Letter dated July 30, 1997 from BT Capital Partners, Inc. to the Company regarding compliance with certain regulations of the United States Small Business Administration

            10(v)** Credit Agreement dated as of July 30, 1997, among the Company and Safety Home Products Canada, Inc., as Borrowers, BT Commercial Corporation, as Lender and Agent, and Bankers Trust Company, as Issuing Bank

            10(w)*** First Amendment dated October 29, 1997, to Credit Agreement dated as of July 30, 1997, among the Company and Safety Home Products Canada, Inc., as Borrowers, BT Commercial Corporation, as Lender and Agent, and Bankers Trust Company, as Issuing Bank

            10(x)*** Second Amendment and Waiver to Credit Agreement dated as of January 23, 1998, to Credit Agreement dated as of July 30, 1997, among the Company and Safety Home Products Canada, Inc., as Borrowers, BT Commercial Corporation, as Lender and Agent, and Bankers Trust Company, as Issuing Bank

            10(y)*** $7,000,000 Revolving Note dated January 23, 1998, executed by the Company and Safety 1st Home Products Canada, Inc., in favor BNY Financial Corporation

            10(z)*** $7,000,000 Revolving Note dated January 23, 1998, executed by the Company and Safety 1st Home Products Canada, Inc., in favor BT Commercial Corporation

            10(aa)*** $7,000,000 Revolving Note dated January 23, 1998, executed by the Company and Safety 1st Home Products Canada, Inc., in favor Finova Capital Corporation

            10(bb)*** $7,000,000 Revolving Note dated January 23, 1998, executed by the Company and Safety 1st Home Products Canada, Inc. in favor of LaSalle National Bank

            10(cc)*** $7,000,000 Revolving Note dated January 23, 1998, executed by the Company and Safety 1st Home Products Canada, Inc., in favor Summit Commercial/Gibralter Corp.

            10(dd)*** Waiver to Credit Agreement dated as February 18, 1998 among the Company and Safety Home Products Canada, Inc., as Borrowers, BT Commercial Corporation, as Lender and Agent, and Bankers Trust Company, as Issuing Bank

            10(ee)*** Share Exchange Agreement

            10(ff)*** Third Amendment and Waiver to Credit Agreement

            10(gg)**** Fourth Amendment to Credit Agreement (dated as of July 30, 1999) among the Company and Safety Home Products Canada, Inc., as Borrowers, BT Commercial Corporation, as Lender and Agent, and Bankers Trust Company, as Issuing Bank, dated as of May 15, 1998.

            10(hh)**** Fifth Amendment to Credit Agreement (date as of July 30,
            1997) among the Company and Safety Home Products Canada, Inc., as Borrowers, BT Commercial Corporation, as Lender and Agent, and Bankers Trust Company, as Issuing Bank, dated as of July 4, 1998.

            10(ii)**** Loan Agreement dated as of 1st September, 1998 between Safety 1st (Europe) Limited, as Borrower, and BNY International Limited.

            10(jj)**** Invoice Discounting Agreement dated as of 1st September, 1998 between Safety 1st (Europe) Limited and BNY International Limited.

            10(kk)**** Company's side letter dated July 24, 1998 to BNY International Limited waiving ownership claims in goods shipped to Safety 1st (Europe) Limited and proceeds therefrom.

            10(ll) Sixth Amendment to Credit Agreement (date as of July 30,
            1997) among the Company and Safety Home Products Canada, Inc., as Borrowers, BT Commercial Corporation, as Lender and Agent, and Bankers Trust Company, as Issuing Bank, dated as of March 22, 1999.

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

      *** Previously filed with Company's report on Form 10-K dated April 2, 1998 and incorporated herein by reference.

      **** Previously filed with Company's report on Form 10-Q dated November 16, 1998 and incorporated herein by reference.

      The Company agrees to furnish the Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt of the Company, the authorized principal amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

      (b) Reports On Form 8-K

            None

      (c) Exhibits - See (a)(3) above

      (d) Financial Statement Schedules - See (a)(2) above

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFETY 1ST, INC. (Registrant)

By: /s/ Michael Lerner                                      Date: March 30, 1999
    -------------------------------
    Michael Lerner
    Chairman of the Board

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                      TITLE                                DATE
       ---------                      -----                                ----
/s/ Michael Lerner           Chief Executive Officer and
--------------------------   Director (Principal Executive Officer)    March 30, 1999
Michael Lerner

/s/ Richard E. Wenz          Chief Operating Officer                   March 30, 1999
--------------------------
Richard E. Wenz

/s/ Joseph S. Driscoll       Chief Financial Officer                   March 30, 1999
--------------------------
Joseph S. Driscoll

/s/ Michael S. Bernstein     Director                                  March 30, 1999
--------------------------   Executive Vice President
Michael S. Bernstein

/s/ Robert J. Drummond       Director                                  March 30, 1999
--------------------------
Robert J. Drummond

/s/ Laurence S. Levy         Director                                  March 30, 1999
--------------------------
Laurence S. Levy

/s/ Mark Owens               Director                                  March 30, 1999
--------------------------
Mark Owens

/s/ Michael Batal            Director                                  March 30, 1999
--------------------------
Michael Batal

/s/ John Howard              Director                                  March 30, 1999
--------------------------
John Howard

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFETY 1ST, INC. (Registrant)

By:                                                         Date: March 30, 1999
    -------------------------------
    Michael Lerner
    Chairman of the Board

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                      TITLE                                DATE
       ---------                      -----                                ----
--------------------------   Chief Executive Officer and
Michael Lerner               Director (Principal Executive Officer)    March 30, 1999


--------------------------   Chief Operating Officer                   March 30, 1999
Richard E. Wenz

--------------------------   Chief Financial Officer                   March 30, 1999
Joseph S. Driscoll

--------------------------   Director                                  March 30, 1999
Michael S. Bernstein         Executive Vice President

--------------------------   Director                                  March 30, 1999
Robert J. Drummond

--------------------------   Director                                  March 30, 1999
Laurence S. Levy

--------------------------   Director                                  March 30, 1999
Mark Owens

--------------------------   Director                                  March 30, 1999
Michael Batal

--------------------------   Director                                  March 30, 1999
John Howard

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE


To the Board of Directors
Safety 1st, Inc.

In connection with our audits of the consolidated financial statements of Safety 1st, Inc. and Subsidiaries referred to in our report dated February 12, 1999 which is included in the annual report on Form 10-K, we have also audited
Schedule II for each of the three fiscal years in the period ended January 2, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                        GRANT THORNTON, LLP

Boston, Massachusetts
February 12, 1999

                                                                     SCHEDULE II


                                SAFETY 1ST, INC.
                        VALUATION AND QUALIFYING ACCOUNTS


                                                       ADDITIONS CHARGED
                                       BEGINNING OF       TO COST AND
         DESCRIPTION                     PERIOD            EXPENSES       DEDUCTION     END OF PERIOD
        JANUARY 2, 1999
Accounts Receivable Allowances         $1,700,000         $  990,000      $  990,000      $1,700,000

        JANUARY 3, 1998
Accounts Receivable Allowances         $3,300,000         $1,400,000      $3,000,000      $1,700,000

        DECEMBER 31, 1996
Accounts Receivable Allowances         $1,900,000         $1,400,000      $       --      $3,300,000