Form 10-Q
period 1999-04-03
SAFETY 1ST INC
filed 1999-05-17
CIK 898306

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

                  For the quarterly period ended April 3, 1999

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

                                 Yes [X] No [ ]

The aggregate number of Registrant's shares outstanding on May 1, 1999 was 7,231,122 shares of Common Stock, $.01 par value.

                                SAFETY 1ST, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

          CONDENSED BALANCE SHEETS AS OF APRIL 3, 1999
            AND JANUARY 2, 1999 (Unaudited)                                    3

          CONDENSED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED APRIL 3, 1999
            AND APRIL 4, 1998 (Unaudited)                                      5

          CONDENSED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED APRIL 3, 1999
            AND APRIL 4, 1998 (Unaudited)                                      6

          NOTES TO CONDENSED FINANCIAL STATEMENTS
            (Unaudited)                                                        7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS (Unaudited)                                             8

PART II - OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS                                                   10

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                    10

SIGNATURES                                                                    11

                                SAFETY 1ST, INC.
                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)
                                 (IN THOUSANDS)

----------------------------------------------------------------------------------------------
ASSETS:                                                              APRIL 3,       JANUARY 2,
                                                                       1999            1999
----------------------------------------------------------------------------------------------

CURRENT ASSETS

   Cash                                                              $    337        $    898
   Accounts receivable, less allowance for doubtful accounts
        of $1,700                                                      37,793          22,998

   Inventory                                                           15,553          15,941
   Prepaid expenses and other assets                                    2,630           2,550
   Deferred Income Taxes                                                3,300           3,300
                                                                     -------------------------
TOTAL CURRENT ASSETS                                                   59,613          45,687
                                                                     -------------------------

PROPERTY AND EQUIPMENT, AT COST

   Molds and tools                                                     17,255          14,936
   Computer equipment and software                                      3,027           2,965
   Furniture and fixtures                                               2,271           2,265
   Warehouse equipment                                                  2,307           2,307
   Leasehold improvements                                               1,859           1,858
   Software Systems                                                     5,382              --
                                                                     -------------------------
                                                                       32,101          24,331
   Less - accumulated depreciation and amortization                   (12,655)        (10,938)
                                                                     -------------------------
        NET PROPERTY AND EQUIPMENT                                     19,446          13,393
                                                                     -------------------------

OTHER ASSETS

   Molds in process                                                     1,671           3,131
   Software systems in process                                             --           5,382
   Goodwill, net of amortization of $926 ($853 in 1998)                 6,180           6,267
   Patents and trademarks, net of amortization of  $598
       ($566 in 1998)                                                     815             731
   Deferred income taxes                                                6,543           7,816
   Deferred financing costs and other assets                            1,226           1,328
                                                                     -------------------------
        TOTAL OTHER ASSETS                                             16,435          24,655
                                                                     -------------------------
                                                                     $ 95,494        $ 83,735
                                                                     -------------------------



The accompanying notes are an integral part of these Condensed
Financial Statements

                                SAFETY 1ST, INC.
                      CONDENSED BALANCE SHEETS - CONTINUED

                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

-----------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS'  EQUITY:                               APRIL 3,       JANUARY 2,
                                                                       1999            1999
-----------------------------------------------------------------------------------------------

CURRENT LIABILITIES

   Revolving credit facility                                         $ 31,689        $ 27,054
   Accounts payable and accrued liabilities                            25,090          19,070
   Notes payable and current portion of capital lease obligation        2,693           2,873
                                                                     -------------------------
        TOTAL CURRENT LIABILITIES                                      59,472          48,997

OTHER LIABILITIES
   Long-term debt                                                       5,625           6,250
   Capital lease obligation, net of current portion                       251             301
                                                                     -------------------------
        TOTAL LIABILITIES                                              65,348          55,548
                                                                     -------------------------

REDEEMABLE PREFERRED STOCK

   $1.00 par value, 100,000 shares of preferred stock authorized;
        15,000 shares issued and outstanding; liquidation preference   18,642          18,044

STOCKHOLDERS'  EQUITY

   Common stock, $0.01 par value, 15,000,000 shares authorized,
        7,231,122 outstanding                                              72              72
   Additional paid-in capital                                          40,524          40,524
   Accumulated deficit                                                (29,098)        (30,360)
   Accumulated other comprehensive income (deficit)                         6             (93)
                                                                     -------------------------
        TOTAL STOCKHOLDERS' EQUITY                                     11,504          10,143
                                                                     -------------------------
                                                                     $ 95,494        $ 83,735
                                                                     -------------------------



The accompanying notes are an integral part of these Condensed Financial Statements

                                SAFETY 1ST, INC.
                        CONDENSED STATEMENT OF OPERATIONS

                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                               THREE MONTHS ENDED
---------------------------------------------------------------------------------------
                                                             APRIL 3,        APRIL 4,
                                                               1999            1998
---------------------------------------------------------------------------------------

Net Sales                                                  $   39,835      $   30,936
Cost of Sales                                                  24,310          18,594
                                                           ---------------------------
GROSS PROFIT                                                   15,525          12,342


Selling, general and administrative expenses                   11,603           9,930
                                                           ---------------------------
OPERATING INCOME                                                3,922           2,412


Interest expense                                                  970             925
                                                           ---------------------------
INCOME BEFORE INCOME TAXES                                      2,952           1,487


Income tax expense                                              1,092             550
                                                           ---------------------------
NET INCOME                                                      1,860             937


Dividends on redeemable preferred stock                           598             524

                                                           ---------------------------
Net income available to common shareholders                $    1,262      $      413
                                                           ---------------------------

Basic earnings per common share                            $     0.17      $     0.06
                                                           ===========================
Diluted earnings per common share                          $     0.15      $     0.05
                                                           ===========================
Shares used to compute basic earnings per common share      7,231,000       7,188,000
                                                           ===========================
Shares used to compute diluted earnings per common share    8,507,000       8,617,000
                                                           ===========================



The accompanying are an integral part of these Condensed Financial Statements.

                                SAFETY 1ST, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                               THREE MONTHS ENDED
----------------------------------------------------------------------------------------
                                                             APRIL 3,        APRIL 4,
                                                              1999            1998
----------------------------------------------------------------------------------------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

   Net income                                                   1,860       $     937
   Adjustments to reconcile net income to net cash
   Provided by operating activities:
        Depreciation                                            1,724             939
        Amortization                                              210             182
        Deferred income taxes                                   1,273             466
                                                            --------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES
   BEFORE CHANGES IN ASSETS AND LIABILITIES:                    5,067           2,524
Changes in assets and liabilities:
   (Increase) decrease in:
        Accounts receivable                                   (14,795)         (6,143)
        Inventory                                                 388            (130)
        Prepaid expenses and other assets                          25          (1,216)
Increase in:
        Accounts payable and accrued expenses                   5,840           4,745
                                                            --------------------------
NET CASH USED IN OPERATING ACTIVITIES                          (3,475)           (220)
                                                            --------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Acquisition of property and equipment                         (927)         (1,231)
   Acquisition of patents and trademarks                         (116)            (28)
                                                            --------------------------
NET CASH USED IN INVESTING ACTIVITIES                          (1,043)         (1,259)
                                                            --------------------------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES:
   Net borrowings from revolving credit facility                4,635           3,647
   Proceeds from exercised stock options                           --              48
   Repayment of notes payable and capital lease obligation       (675)         (1,092)
   Other                                                           (3)            (92)
                                                            --------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       3,957           2,511
                                                            --------------------------

   Net increase (decrease) in cash                               (561)          1,032
   Cash and cash equivalents - beginning of period                898             839
                                                            --------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                         337           1,871
                                                            --------------------------

SUPPLEMENTAL DISCLOSURES:
   Cash paid during the period for:
        Interest                                            $     871       $     884
                                                            --------------------------
        Taxes                                                      --              --
                                                            --------------------------





The accompanying notes are an integral part of these Condensed Financial Statements

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION ($ in thousands)

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

     Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the financial statements filed as part of the Company's Annual Report on Form 10-K filed for the year ended January 2, 1999.

     The results of the operations for the three months ended April 3, 1999 are not necessarily indicative of the operating results for the full year.

     Total comprehensive income for the three months ended April 3, 1999 was $99, versus comprehensive deficit of $(93) for the year ended January 2, 1999. Total comprehensive income (deficit) includes foreign currency translation adjustments.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Statement of Forward-Looking Information:

     The Company may occasionally make forward-looking statements and estimates, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These forward-looking statements may be contained in SEC filings, Annual Reports to Shareholders, Press Releases and oral statements, among others, made by the Company. Actual results could differ materially from those in such forward-looking statements. Therefore, no assurances can be given that the results in such forward-looking statements will be achieved. Important factors that could cause the Company's actual results to differ from those contained in such forward-looking statements include, among others, those factors set forth in Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended January 2, 1999, and incorporated herein by reference.

     Results of Operations:

     THREE MONTHS ENDED APRIL 3, 1999 AND APRIL 4, 1998 ($ in thousands)

     Net sales for the three months ended April 3, 1999 increased 28.8% to $39,835 from $30,936 in the comparable period of 1998. The majority of the increase in net sales is due to sales of new products introduced in 1999, in addition to increased sales from existing products as the Company obtained greater distribution of its core product line.

     Gross profit for the three months ended April 3, 1999 was $15,525, or 39.0% of net sales, as compared to $12,342, or 39.9% for the three months ended April 4, 1998. The decrease as a percentage of sales was primarily due to a reduction in selling price to a significant customer in exchange for their paying freight costs, a component of SG&A.

     Selling, general and administrative expenses increased by $1,673 to $11,603, or 29.1% of net sales, for the three months ended April 3, 1999 from $9,930, or 32.1% of net sales for the comparable period in 1998. This increase is primarily attributable to an increase in selling related expenses caused by the sales increase as well as an increase in payroll and payroll related costs. The reduction as a percentage of sales is due to the leveraging of fixed costs over a higher sales base, in addition to the reduction of freight expense due to the change noted in the gross profit discussion.

     As a result of the above factors, operating income for the three months ended April 3, 1999 was $3,922. The operating income for the comparable period last year was $2,412. This represents an increase of 62.6%.

     Interest expense increased to $970 for the three months ended April 3, 1999 from $925 for the three months ended April 4, 1998.

     Liquidity and Capital Resources ($ in thousands)

     The Company's primary capital requirements are for working capital and capital expenditures. The Company's capital needs are provided by availability under the Company's term loan and revolving credit facility, as well as through internally generated funds.

     Net cash used in operations was $3,475 for the three months ended April 3, 1999. The major use of cash was an increase in accounts receivable of $14,794 related to the increase in sales offset by an increase in accounts payable and accrued expenses of $6,875.

     Cash flows used in investing activities was $1,043 related to the purchase of property and equipment, principally molds for new product introductions. Net cash provided by financing activities was $3,957, primarily related to borrowings from the Company's revolving credit facility of $4,635 offset by principal repayments of notes payable.

     The Company believes that its cash, together with its current bank facility will be sufficient to meet its operating and other cash requirements for at least the next twelve months.

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

     Item 3.  Quantitative and Qualitative Market Risk

     For discussion of certain market risks related to the Company, see Part I,
     Item 7A "Quantitative and Qualitative Disclosures about Market Risks", in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. There have been no significant developments with respect to derivatives or exposure to market risk.

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

     ITEM 6. Exhibits and Reports on Form 8-K.

     (a) The following exhibits are filed as part of this report:

     Exhibit                   Description

     11                        Statement re Computation of Per Share Earnings
     27                        Financial Data Schedule
     99                        Important Factors Regarding Forward-Looking
                               Statements (included as Exhibit 99 to
                               Registrant's Annual Report on Form 10-K for the year ended January 2, 1999, and incorporated herein by reference)

     (b) There were no reports on Form 8-K filed during the three months ended April 3, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       SAFETY 1ST, INC.
                                       a Massachusetts corporation



Date: May 17, 1999               By:   /s/ Michael Lerner
                                       ------------------------------
                                       Michael Lerner
                                       Chief Executive Officer
                                       (Principal Executive Officer)

Date: May 17, 1999               By:   /s/ Richard E. Wenz
                                       -------------------------------------
                                       Richard E. Wenz
                                       President and Chief Operating Officer

Date: May 17, 1999               By:   /s/ Joseph S. Driscoll
                                       ---------------------------------
                                       Joseph S. Driscoll
                                       Chief Financial Officer