Form 10-Q
period 1999-07-03
SAFETY 1ST INC
filed 1999-08-16
CIK 898306

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

                   For the quarterly period ended July 3, 1999

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

                           Yes    X       No
                              -------       -------

The aggregate number of Registrant's shares outstanding on August 13, 1999 was 8,498,304 shares of Common Stock, $.01 par value.

                                SAFETY 1ST, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION

     ITEM 1.    FINANCIAL STATEMENTS
                CONDENSED BALANCE SHEETS AS OF JULY 3, 1999
                AND JANUARY 2, 1999 (Unaudited)                                                      3

                CONDENSED INCOME STATEMENTS
                FOR THE THREE MONTHS ENDED JULY 3, 1999
                AND JULY 4, 1998 (Unaudited)                                                         4

                CONDENSED INCOME STATEMENTS
                FOR THE SIX MONTHS ENDED JULY 3, 1999
                AND JULY 4, 1998 (Unaudited)                                                         5

                CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JULY 3, 1999
                AND JULY 4, 1998 (Unaudited)                                                         6

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                (Unaudited)                                                                          7

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS                                                                           8

     ITEM 3.    QUANTITATIVE AND QUALITATIVE MARKET RISK                                             10

PART II - OTHER INFORMATION

     ITEM 1.    LEGAL PROCEEDINGS                                                                   11

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                    11

SIGNATURES                                                                                          12


                                SAFETY 1ST, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                    JULY 3, 1999            JANUARY 2, 1999
                                                                                    ------------            ---------------
CURRENT ASSETS
Cash                                                                                 $    387                 $    898
Accounts receivable, less allowance for doubtful accounts
    of $1,700                                                                          33,214                   22,998

Inventory                                                                              19,691                   15,941
Prepaid expenses and other assets                                                       2,096                    2,550
Deferred income taxes                                                                   3,300                    3,300
                                                                                     --------                 --------
             Total Current Assets                                                      58,688                   45,687
                                                                                     --------                 --------


PROPERTY AND EQUIPMENT, AT COST
Molds and tools                                                                        18,778                   14,936
Computer equipment and software                                                         8,644                    2,965
Furniture and fixtures                                                                  2,399                    2,265
Warehouse equipment                                                                     2,327                    2,307
Leasehold improvements                                                                  1,881                    1,858
                                                                                     --------                 --------
                                                                                       34,029                   24,331
Less - accumulated depreciation and amortization                                      (14,124)                 (10,938)
                                                                                     --------                 --------
Net property and equipment                                                             19,905                   13,393
                                                                                     --------                 --------


OTHER ASSETS

Mold Deposits                                                                           1,272                    3,131
Software systems in process                                                              --                      5,382
Goodwill, net of amortization of $926 ($853 in 1998)                                    6,109                    6,267
Patents and trademarks, net of amortization of $598 ($566 in 1998)                        899                      731
Deferred income taxes                                                                   5,634                    7,816
Deferred financing costs and other assets                                               1,123                    1,328
                                                                                     --------                 --------
             Total Other Assets                                                        15,037                   24,655
                                                                                     --------                 --------
                                                                                     $ 93,630                 $ 83,735
                                                                                     ========                 ========



                                SAFETY 1ST, INC.
                      CONDENSED BALANCE SHEETS - CONTINUED
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY:

                                                                                    JULY 3, 1999         JANUARY 2, 1999
                                                                                    ------------         ---------------
CURRENT LIABILITIES
Revolving credit facility                                                            $ 29,562                 $ 27,054
Accounts payable and accrued liabilities                                               23,761                   19,070
Notes payable and current portion of capital lease obligation                           2,742                    2,873
                                                                                     --------                 --------
          TOTAL CURRENT LIABILITIES                                                    56,065                   48,997

OTHER LIABILITIES
Long-term debt and long-term capital lease obligation                                   5,190                    6,551
                                                                                     --------                 --------
          TOTAL LIABILITIES                                                            61,255                   55,548
                                                                                     --------                 --------

REDEEMABLE PREFERRED STOCK
    $1.00 par value, 100,000 shares of preferred stock authorized;
        15,000 shares issued and outstanding; liquidation preference                   19,260                   18,044

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 15,000,000 shares authorized,
    7,231,122 outstanding                                                                  72                       72
Additional paid-in capital                                                             40,524                   40,524
Accumulated deficit                                                                   (27,454)                 (30,360)
Accumulated other comprehensive deficit                                                   (27)                     (93)
                                                                                     --------                 --------
          TOTAL STOCKHOLDERS' EQUITY                                                   13,115                   10,143
                                                                                     --------                 --------
                                                                                     $ 93,630                 $ 83,735
                                                                                     ========                 ========

                                SAFETY 1ST, INC.
                          CONDENSED INCOME STATEMENTS
                                   (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          THREE MONTHS ENDED
                                                                                     JULY 3, 1999           JULY 4, 1998
                                                                                     ------------           ------------
Net Sales                                                                               39,938                    32,952
Cost of Sales                                                                           24,344                    20,063
                                                                                     ---------                 ---------
GROSS PROFIT                                                                            15,594                    12,889

Selling general and administrative expenses                                             11,031                     9,797
                                                                                     ---------                 ---------
OPERATING INCOME                                                                         4,563                     3,092

Interest expense                                                                           965                     1,033
                                                                                     ---------                 ---------
INCOME BEFORE INCOME TAXES                                                               3,598                     2,059

Income tax expense                                                                       1,335                       667
                                                                                     ---------                 ---------
NET INCOME                                                                               2,263                     1,392

Dividends on redeemable preferred stock                                                    618                       542
                                                                                     ---------                 ---------

Net income available to common shareholders                                              1,645                       850
                                                                                     =========                 =========

Basic earnings per common share                                                      $    0.23                 $    0.12
                                                                                     =========                 =========

Diluted earnings per common share                                                    $    0.19                 $    0.10
                                                                                     =========                 =========

Shares used to compute basic earnings per common share                               7,231,000                 7,222,000
                                                                                     =========                 =========

Shares used to compute diluted earnings per common share                             8,833,000                 8,819,000
                                                                                     =========                 =========

              The accompanying notes are an integral part of these
                         Condensed Financial Statements.

                                SAFETY 1ST, INC.
                          CONDENSED INCOME STATEMENTS
                                   (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              SIX MONTHS ENDED
                                                                                     JULY 3, 1999             JULY 4, 1998
                                                                                     ------------             ------------
Net Sales                                                                               79,773                    63,888
Cost of Sales                                                                           48,654                    38,657
                                                                                     ---------                 ---------
GROSS PROFIT                                                                            31,119                    25,231

Selling general and administrative expenses                                             22,634                    19,727
                                                                                     ---------                 ---------
OPERATING INCOME                                                                         8,485                     5,504

Interest expense                                                                         1,935                     1,957
                                                                                     ---------                 ---------
INCOME BEFORE INCOME TAXES                                                               6,550                     3,547

Income tax expense                                                                       2,428                     1,217
                                                                                     ---------                 ---------
NET INCOME                                                                               4,122                     2,330

Dividends and accretion on redeemable
    preferred stock                                                                      1,215                     1,067
                                                                                     ---------                 ---------

Net income available to common shareholders                                              2,907                     1,263
                                                                                     =========                 =========

Basic earnings per common share                                                           0.40                      0.18
                                                                                     =========                 =========

Diluted earnings per common share                                                         0.34                      0.14
                                                                                     =========                 =========

Shares used to compute basic earnings per common share                               7,231,000                 7,205,000
                                                                                     =========                 =========

Shares used to compute diluted earnings per common share                             8,670,000                 8,733,000
                                                                                     =========                 =========




              The accompanying notes are an integral part of these
                         Condensed Financial Statements.

                                SAFETY 1ST, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                 SIX MONTHS ENDED
                                                                                        JULY 3, 1999           JULY 4, 1998
                                                                                        ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                             4,122                2,330
     Adjusted to Reconcile Net Income to Net Cash
     used in operating activities:
          Depreciation                                                                      3,218                1,807
          Amortization                                                                        427                  378
                                                                                          -------                -----
NET CASH PROVIDED BY OPERATING ACTIVITIES
     BEFORE CHANGES IN ASSETS AND LIABILITIES:                                              7,767                4,515
Changes on Assets and Liabilities:
     (Increase) Decrease in:
          Accounts receivable                                                             (10,216)              (4,854)
          Inventory                                                                        (3,750)              (3,717)
          Prepaid expenses and other assets                                                   225               (1,800)
Increase in:
          Accounts payable and accrued expenses                                             6,961                7,126
                                                                                          -------               ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     987                1,270
                                                                                          -------               ------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Acquisitions of property and equipment                                                (2,456)              (2,302)
     Acquisition of patents and trademarks                                                   (238)                 (50)
                                                                                          -------               ------
NET CASH USED IN INVESTING ACTIVITIES                                                      (2,694)              (2,352)
                                                                                          -------               ------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES:
     Net proceeds on revolving credit facility                                              2,508                2,886
     Repayment of long-term note payable                                                   (1,250)              (2,157)
     Proceeds from exercised Stock Options                                                   --                    285
     Principal payments under capital lease obligation and other financing activities         (61)                (187)
                                                                                          -------               ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   1,197                  827
                                                                                          -------               ------

Net decrease in cash                                                                         (510)                (255)
Cash and Cash Equivalents - Beginning of period                                               897                  839
                                                                                          -------               ------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                     387                  584
                                                                                          -------               ------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Cash paid during the period for Interest                                          1,935                1,957
                                                                                          =======               ======


              The accompanying notes are an integral part of these
                         Condensed Financial Statements

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.   BASIS OF PRESENTATION

     The Company is a developer, marketer and distributor of child safety and child care, convenience, and activity products.

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

     The results of the operations for the three months and six months ended July 3, 1999 are not necessarily indicative of the operating results for the full year.

     Total comprehensive income for the six months ended July 3, 1999 was $66, versus comprehensive deficit of $(93) for the year ended January 2, 1999. Total comprehensive income (deficit) includes foreign currency translation adjustments.


NOTE 2.   EXERCISE OF WARRANTS

     In July and August 1999 Bear, Stearns and Co, Inc., and BT Capital Partners, Inc., exercised warrants to purchase 1,267,183 shares of the Company's common stock at the exercise price of $.01 per share. This increased the outstanding shares of common stock to 8,498,304 as of August 13, 1999; note that this has no effect on the computation of diluted earnings per common share since the warrants have been included in the computation as common stock equivalents in each historical period since July 30, 1997.

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

          Results of Operations:

          THREE MONTHS ENDED JULY 3, 1999 AND JULY 4, 1998 ($ in thousands)

          Net sales for the three months ended July 3, 1999 increased 21.2% to $39,938 from $32,952 in the comparable period of 1998. The majority of the increase in net sales was due to continued increases of core products as the Company obtained greater distribution of its product line plus increased sales of new products introduced in 1999.

          Gross profit for the three months ended July 3, 1999 was $15,594, or 39.0% of net sales, as compared to $12,889, or 39.1% for the three months ended July 4, 1998. The decrease was primarily due to product mix as the percentage of bulk products, which contain lower margins, continues to increase as a percentage of total sales.

          Selling, general and administrative expenses increased by $1,234 to $11,031, or 27.6% of net sales, for the three months ended July 3, 1999 from $9,797, or 29.7% of net sales for the comparable period in 1998. This increase was primarily attributable to an increase in selling related expenses caused by the sales increase as well as an increase in payroll and payroll related costs. The reduction as a percentage of sales was due to the leveraging of fixed costs over a higher sales base, in addition to increased efficiencies at the Company's distribution center.

          As a result of the above factors, operating income for the three months ended July 3, 1999 was $4,563. The operating income for the comparable period last year was $3,092. This represents an increase of 47.6%.

          Interest expense decreased by $68 to $965 for the three months ended July 3, 1999 from $1,033 for the three months ended July 4, 1998.

          SIX MONTHS ENDED JULY 3, 1999 AND JULY 4, 1998 ($ in thousands)

          Net sales for the six months ended July 3, 1999 increased 24.9% to $79,773 from $63,888 in the comparable period of 1998. The increase was the result of sales of new product introductions in 1999 as well as increased sales of core products as the Company obtained greater distribution of its product line.

          Gross profit for the six months ended July 3, 1999 was $31,119, or 39.0% of net sales, as compared to $25,231, or 39.5% for the six months ended July 4, 1998. The decrease was primarily due to product mix as the percentage of bulk products, which contain lower margins, continues to increase as a percentage of total sales.

          Selling, general and administrative expenses increased by $2,907 to $22,634, or 28.3% of net sales, for the six months ended July 3, 1999 from $19,727, or 30.9% of net sales for the comparable period in 1998. This increase was primarily attributable to an increase in selling related expenses caused by the sales increase as well as an increase in payroll and payroll related costs. The reduction as a percentage of sales was due to the leveraging of fixed costs over a higher sales base, in addition to increased efficiencies at the Company's distribution center.

          As a result of the above factors, operating income for the six months ended July 3, 1999 was $8,485. The operating income for the comparable period last year was $5,504. This represents an increase of 54.2%.

          Interest expense decreased by $22 to $1,935 for the six months ended July 3, 1999 from $1,957 for the three months ended July 4, 1998.

          LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary capital requirements are for working capital and capital expenditures. The Company's capital needs are provided by availability under the Company's term loan and revolving credit facility, as well as through internally generated funds.

          Net cash provided by operations was $987 for the first six months ended July 3, 1999, with the net income generated by the Company being used to fund increases in accounts receivable and inventory.

          Cash flows used in investing activities was $2,694 related to the purchase of property and equipment, principally molds for new product introductions. Net cash provided by financing activities was $1,197, primarily related to borrowings from the Company's revolving credit facility of $2,508 coupled with principal term loan repayments of $1,250.

          The Company believes that its cash, together with its current bank facility will be sufficient to meet its operating and other cash requirements for at least the next twelve months.

          Year 2000

          The Year 2000 ("Y2K") [problem is a result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculationsl. In addition, the Company's major customers and vendors must also be Y2K compliant to ensure that customer orders will be properly processed and that vendors will be able to supply the Company with inventory per the terms of its purchase orders. There could be a material disruption in the Company's business if the computer systems of the Company, its customers or its vendors are not Y2K compliant.

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




(b) There were no reports on Form 8-K filed during the three months ended July 3, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       SAFETY 1ST, INC.
                                       a Massachusetts corporation

Date: August 16, 1999      By:      /S/ MICHAEL LERNER
                                    ----------------------------------
                                        Michael Lerner
                                        Chief Executive Officer
                                        (Principal Executive Officer)

Date: August 16, 1999      By:      /S/ RICHARD E. WENZ
                                    ----------------------------------
                                        Richard E. Wenz
                                        President and Chief Operating Officer

Date: August 16, 1999      By:      /S/ JOSEPH S. DRISCOLL
                                    ----------------------------------
                                        Joseph S. Driscoll
                                        Chief Financial Officer

                                 EXHIBIT INDEX



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