Form 10-Q
period 1999-10-02
SAFETY 1ST INC
filed 1999-11-12
CIK 898306

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

                 For the quarterly period ended October 2, 1999

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

                                    Yes X     No
                                       ----      ----

         The aggregate number of Registrant's shares outstanding on October 2, 1999 was 8,498,304 shares of Common Stock, $.01 par value.

                                SAFETY 1ST, INC.

                                      INDEX


    PART I - FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS

                    CONDENSED BALANCE SHEETS AS OF OCTOBER 2, 1999
                      AND JANUARY 2, 1999 (Unaudited)                          3

                    CONDENSED INCOME STATEMENTS
                      FOR THE THREE MONTHS ENDED OCTOBER 2, 1999
                      AND OCTOBER 3, 1998 (unaudited)                          4

                    CONDENSED INCOME STATEMENTS
                      FOR THE NINE MONTHS ENDED OCTOBER 2, 1999
                      AND OCTOBER 3, 1998 (Unaudited)                          5

                    STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED OCTOBER 2, 1999
                      AND OCTOBER 3, 1998 (Unaudited)                          6

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                      (Unaudited)                                              7

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF
                      OPERATIONS (Unaudited)                                   8

         ITEM 3.    QUANTITATIVE AND QUALITATIVE MARKET RISK                  11


    PART II - OTHER INFORMATION

         ITEM 1.    LEGAL PROCEEDINGS                                         12

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                          13


    SIGNATURES                                                                14

                                SAFETY 1ST, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                  OCTOBER 2, 1999    JANUARY 2, 1999
                                                                                  ---------------    ----------------

CURRENT ASSETS

Cash                                                                                  $    694            $    898
Accounts receivable, less allowance for doubtful accounts
         of $300                                                                        29,491              22,998

Inventory                                                                               21,166              15,941
Prepaid expenses and other assets                                                        2,261               2,550
Deferred income taxes                                                                    3,300               3,300
                                                                                      --------            --------
             TOTAL CURRENT ASSETS                                                       56,912              45,687
                                                                                      --------            --------
PROPERTY AND EQUIPMENT, AT COST
Molds and tools                                                                         19,059              14,936
Computer equipment and software                                                          9,134               2,965
Furniture and fixtures                                                                   2,486               2,265
Warehouse equipment                                                                      2,381               2,307
Leasehold improvements                                                                   1,953               1,858
                                                                                      --------            --------
                                                                                        35,013              24,331
Less - accumulated depreciation and amortization                                       (15,872)           (10,938)
                                                                                      --------            --------
NET PROPERTY AND EQUIPMENT                                                              19,141              13,393
                                                                                      --------            --------

OTHER ASSETS

Mold Deposits                                                                            2,493               3,131
Software systems in process                                                               --                 5,382
Goodwill, net of amortization of $1,072 ($853 in 1998)                                   6,034               6,267
Patents and trademarks, net of amortization of $678 ($566 in 1998)                       1,020                 731
Deferred income taxes                                                                    4,609               7,816
Deferred financing costs and other assets                                                1,088               1,328
                                                                                      --------            --------
             TOTAL OTHER ASSETS                                                         15,244              24,655
                                                                                      --------            --------
                                                                                      $ 91,297            $ 83,735
                                                                                      ========            ========

                                SAFETY 1ST, INC.
                      CONDENSED BALANCE SHEETS - CONTINUED
                                   (Unaudited)
                                 (IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY:

                                                                                 OCTOBER 2, 1999       JANUARY 2, 1999
                                                                                 ---------------       ---------------

CURRENT LIABILITIES

Revolving credit facility                                                             $ 29,607            $ 27,054
Accounts payable and accrued liabilities                                                20,172              19,070
Notes payable and current portion of capital lease obligation                            2,805               2,873

                                                                                      --------            --------
          TOTAL CURRENT LIABILITIES                                                     52,584              48,997

OTHER LIABILITIES
Long-term debt and long-term capital lease obligation                                    4,815               6,551
                                                                                      --------            --------
          TOTAL LIABILITIES                                                             57,399              55,548
                                                                                      --------            --------

REDEEMABLE PREFERRED STOCK
    $1.00 par value, 100,000 shares of preferred stock authorized;
        15,000 shares issued and outstanding; liquidation preference                    19,260              18,044

STOCKHOLDERS'  EQUITY
Common stock, $0.01 par value, 15,000,000 shares authorized,
        8,498,304 outstanding                                                               85                  72
Additional paid-in capital                                                              40,551              40,524
Accumulated deficit                                                                    (26,032)           (30,360)
Accumulated other comprehensive income (deficit)                                            34                (93)
                                                                                      --------            --------
          TOTAL STOCKHOLDERS' EQUITY                                                    14,638              10,143
                                                                                      --------            --------
                                                                                      $ 91,297            $ 83,735
                                                                                      ========            ========

                                SAFETY 1ST, INC.
                           CONDENSED INCOME STATEMENTS
                                   (Unaudited)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        THREE MONTHS ENDED
                                                                October 2, 1999    October 3, 1998
                                                                ---------------    ----------------

Net Sales                                                            40,848             32,442
Cost of Sales                                                        25,145             20,034
                                                                  ---------          ---------
GROSS PROFIT                                                         15,703             12,408

Selling general and administrative expenses                          11,753              9,786
                                                                  ---------          ---------
OPERATING INCOME                                                      3,950              2,622

Interest expense                                                        930              1,066
                                                                  ---------          ---------
INCOME BEFORE INCOME TAXES                                            3,020              1,556

Income tax expense                                                    1,117               --
                                                                  ---------          ---------
NET INCOME                                                            1,903              1,556

Dividends on redeemable preferred stock                                 481                560
                                                                  ---------          ---------

Net income available to common shareholders                           1,422                996
                                                                  =========          =========

Basic earnings per common share                                   $    0.17          $    0.14
                                                                  =========          =========

Diluted earnings per common share                                 $    0.16          $    0.12
                                                                  =========          =========

Shares used to compute basic earnings per common share            8,498,000          7,231,000
                                                                  =========          =========

Shares used to compute diluted earnings per common share          9,032,000          8,510,000
                                                                  =========          =========



              The accompanying notes are an integral part of these
                         Condensed Financial Statements.

                                SAFETY 1ST, INC.
                           CONDENSED INCOME STATEMENTS
                                   (Unaudited)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        NINE MONTHS ENDED
                                                                 October 2, 1999   October 3, 1998
                                                                 ---------------   ---------------

Net Sales                                                           120,621             96,330
Cost of Sales                                                        73,799             58,692
                                                                  ---------          ---------
GROSS PROFIT                                                         46,822             37,638

Selling general and administrative expenses                          34,387             29,513
                                                                  ---------          ---------
OPERATING INCOME                                                     12,435              8,125

Interest expense                                                      2,865              3,023
                                                                  ---------          ---------
INCOME BEFORE INCOME TAXES                                            9,570              5,102

Income tax expense                                                    3,545              1,217
                                                                  ---------          ---------
NET INCOME                                                            6,025              3,885

Dividends and accretion on redeemable
    preferred stock                                                   1,697              1,627
                                                                  ---------          ---------

Net income available to common shareholders                           4,328              2,258
                                                                  =========          =========

Basic earnings per common share                                        0.57               0.31
                                                                  =========          =========

Diluted earnings per common share                                      0.49               0.26
                                                                  =========          =========

Shares used to compute basic earnings per common share            7,653,000          7,214,000
                                                                  =========          =========

Shares used to compute diluted earnings per common share          8,790,000          8,649,000
                                                                  =========          =========


              The accompanying notes are an integral part of these
                         Condensed Financial Statements.

                                SAFETY 1ST, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (IN THOUSANDS)

                                                                 NINE MONTHS ENDED
                                                          October 2, 1999   October 3, 1998
                                                          ---------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                               6,025             3,299
     Adjusted to Reconcile Net Income to Net Cash
     provided by operating activities:
          Depreciation                                        4,934             3,433
          Amortization                                          646               651
                                                            -------           -------
NET CASH PROVIDED BY OPERATING ACTIVITIES
     BEFORE CHANGES IN ASSETS AND LIABILITIES:               11,605             7,383
Changes on Assets and Liabilities:
     (Increase) Decrease in:
          Accounts receivable                                (6,492)           (5,370)
          Inventory                                          (5,226)              130
          Deferred income taxes                               3,207              (133)
          Prepaid expenses and other assets                      38            (2,961)
Increase in:
          Accounts payable and accrued expenses               1,241             3,529
                                                            -------           -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     4,373             2,578
                                                            -------           -------
CASH FLOWS USED IN INVESTING ACTIVITIES:
     Acquisitions of property and equipment                  (4,662)           (4,662)
     Acquisition of patents and trademarks                     (400)              (84)
                                                            -------           -------
NET CASH USED IN INVESTING ACTIVITIES                        (5,062)           (4,746)
                                                            -------           -------
CASH FLOW PROVIDED BY FINANCING ACTIVITIES:
     Net proceeds on revolving credit facility                2,554             4,605
     Payments of Preferred Dividends                           (481)             --
     Repayment of long-term note payable                     (1,875)           (2,700)
     Proceeds from exercised Stock Options                       39               283
     Other financing activities                                 248              (439)
                                                            -------           -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       485             1,749
                                                            -------           -------
Net decrease in cash                                           (204)             (418)
Cash and Cash Equivalents - Beginning of period                 897               838
                                                            -------           -------
CASH AND CASH EQUIVALENTS - END OF PERIOD                       693               420
                                                            -------           -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for Interest                 2,865             3,022
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

     The results of the operations for the three months and nine months ended October 2, 1999 are not necessarily indicative of the operating results for the full year.

     Total comprehensive income for the nine months ended October 2, 1999 was $127 versus comprehensive deficit of $(93) for the year ended January 2, 1999. Total comprehensive income (deficit) includes foreign currency translation adjustments.


    NOTE 2.     EXERCISE OF WARRANTS

     In July and August 1999 Bear, Stearns and Co, Inc., and BT Capital Partners, Inc., exercised warrants to purchase 1,267,183 shares of the Company's common stock at the exercise price of $0.01 per share. This increased the outstanding shares of common stock to 8,498,304 as of August 13, 1999; note that this had no effect on the computation of diluted earnings per share since the warrants have been included in the computation as common stock equivalents in each historical period since July 30, 1997.


    NOTE 3.     REFINANCING

     On October 21, 1999 the Company entered into a new $70 million bank credit facility. The refinancing, provided by Banque Nationale de Paris (BNP) and a syndicate of banks, includes a six-year, $35.0 million senior secured term loan and a five-year, $35.0 million senior secured revolving credit facility. The new facility replaced the Company's existing credit facility, and also redeemed the $19.3 million of outstanding preferred stock which carried a 13.25% after-tax dividend.

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

     Results of Operations:

     THREE MONTHS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998 ($ in thousands)

     Net sales for the three months ended October 2, 1999 increased 25.9% to $40,848 from $32,442 in the comparable period of 1998. The majority of the increase in net sales is due to sales of new products introduced in 1999, in addition to increased sales from existing products as the Company obtained greater distribution of its core product line.

     Gross profit for the three months ended October 2, 1999 was $15,703, or 38.4% of net sales, as compared to $12,408, or 38.2% for the three months ended October 3, 1998. The increase in gross profit percentage was primarily due to reductions in product costs achieved in the third quarter of 1999.

     Selling, general and administrative expenses increased by $1,967 to $11,753, or 28.8% of net sales, for the three months ended October 2, 1999 from $9,786, or 30.2% of net sales for the comparable period in 1998. This increase is primarily attributable to an increase in selling related expenses caused by the sales increase as well as an increase in payroll and payroll related costs. The reduction as a percentage of sales is due to the leveraging of fixed costs over a higher sales base.

     As a result of the above factors, operating income for the three months ended October 2, 1999 was $3,950. The operating income for the comparable period last year was $2,621. This represents an increase of 50.7%.

     Interest expense decreased by $136 to $930 for the three months ended October 2, 1999 from $1,066 for the three months ended October 3, 1998 due to lower average costs of borrowing.

     NINE MONTHS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998 ($ in thousands)

     Net sales for the nine months ended October 2, 1999 increased 25.2% to $120,621 from $96,330 in the comparable period of 1998. The majority of the increase in net sales is due to sales of new products introduced in 1999, in addition to increased sales from existing products as the Company obtained greater distribution of its core product line.

     Gross profit for the nine months ended October 2, 1999 was $46,822, or 38.8% of net sales, as compared to $37,639, or 39.1% for the three months ended October 3, 1998. The decrease was primarily due to product mix as the percentage of bulk products, which contain lower margins, continues to increase as a percentage of total sales.

     Selling, general and administrative expenses increased by $4,874 to $34,387, or 28.5% of net sales, for the nine months ended October 2, 1999 from $29,513, or 30.6% of net sales for the comparable period in 1998. This increase is primarily attributable to an increase in selling related expenses caused by the sales increase as well as an increase in payroll and payroll related costs. The reduction as a percentage of sales is due to the leveraging of fixed costs over a higher sales base.

     As a result of the above factors, operating income for the nine months ended October 2, 1999 was $12,435. The operating income for the comparable period last year was $8,125. This represents an increase of 53.0%.

     Interest expense decreased by $158 to $2,865 for the nine months ended October 2, 1999 from $3,023 for the nine months ended October 3, 1998.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements are for working capital and capital expenditures. The Company's capital needs are provided by availability under the Company's term loan and revolving credit facility, as well as through internally generated funds.

     Net cash provided by operations was $4,373 for the nine months ended October 2, 1999, with the net income generated by the Company being used to fund increases in accounts receivable and inventory.

     Cash flows used in investing activities was $5,062 related to the purchase of property and equipment, principally molds for new product introductions. Net cash provided by financing activities was $485.

     The Company believes that its cash, together with its current bank facility will be sufficient to meet its operating and other cash requirements for at least the next twelve months.

     Year 2000

     The Year 2000 ("Y2K") problem is a result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculation. In addition, the Company's major customers and vendors must also be Y2K compliant to ensure that customer orders will be properly processed and that vendors will be able to supply the Company with inventory per the terms of its purchase orders. There could be a material disruption in the Company's business if the computer systems of the Company, its customers or its vendors are not Y2K compliant.

     The Company is addressing the Y2K issue in a three-part approach. The first task completed was to upgrade the Company's internal computer systems to become Y2K compliant for recurring transaction processing and financial record keeping. In January 1999 the Company migrated to a new BaaN computer system which enables all significant internal systems to be Y2K compliant. The implementation cost of the system was approximately $5,400,000. The second issue addressed by the Company was to work with the Company's customers to ensure that sales orders, particularly those generated via EDI transmissions, will be able to be processed with the Year 2000 dates. The Company's major customers are large retailers such as Wal-Mart and Toys
     `R Us, who have invested substantial resources related to Year 2000 issues, and virtually all of the Company's major accounts have been tested for Y2K processing issues with no significant problems noted to date. The final issue is to ensure that the Company's vendors will be able to fulfill purchase orders with Year 2000 dates. The Company uses approximately 10 significant vendors to source the majority of its product, and all of these vendors (as well as the smaller vendors) are being thoroughly reviewed by the Company at this time to ensure that they will be Y2K compliant.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK

     For discussion of certain market risks related to the Company, see Part I,
     Item 7A "Quantitative and Qualitative Disclosures about Market Risks", in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. There have been no significant developments with respects to derivatives or exposure to market risk.

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


         (b) There were no reports on Form 8-K filed during the three months ended October 2, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      SAFETY 1ST, INC.
                                      a Massachusetts corporation

         Date: November 12, 1999      By:     /S/ MICHAEL LERNER
                                         -------------------------------
                                                  Michael Lerner
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)

         Date: November 12, 1999      By:     /S/ RICHARD E. WENZ
                                         -------------------------------
                                                  Richard E. Wenz
                                                  President and Chief Operating
                                                  Officer

         Date: November 12, 1999      By:     /S/ JOSEPH S. DRISCOLL
                                         -------------------------------
                                                  Joseph S. Driscoll
                                                  Chief Financial Officer