Form 10-K405
period 2000-01-01
SAFETY 1ST INC
filed 2000-03-31
CIK 898306

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K

                                   (Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                    For the Fiscal Year ended January 1, 2000

                           Commission File No. 0-21404

                                SAFETY 1ST, INC.
             (Exact Name of Registrant as specified in its Charter)

              MASSACHUSETTS                            04-2836423
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
    of incorporation or organization)

               45 DAN ROAD                               02021
          CANTON, MASSACHUSETTS                       (Zip code)
(Address of principal executive offices)

                                 (781) 364-3100
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                    NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                         ON WHICH REGISTERED
               None                                        None

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

                             YES  X    NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 15, 2000 was approximately $35,000,000 based on the last reported sales price as quoted on The Nasdaq Stock Market's National Market as reported at the close of business on said date.

The number of shares of Registrant's Common Stock outstanding on March 15, 2000 was 8,509,520.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement for its 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after January 1, 2000, are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1 -- BUSINESS

GENERAL

Except as expressly indicated or unless context otherwise requires, as used in this report, the "Company" means Safety 1st, Inc., a Massachusetts corporation organized in March 1984, and its subsidiaries. All references to fiscal 1999, 1998, and 1997 refer to the Company's fiscal years ended January 1, 2000, January 2, 1999, and January 3, 1998, respectively.

Safety 1st, Inc. is a leading developer, marketer and distributor of juvenile products. The Company believes that it has increased consumer awareness of child safety issues and that its flagship brand name, Safety 1st(R), is closely associated with child safety among consumers. The Company's first products, the original yellow and black, diamond shaped Baby on Board and Child on Board automobile window displays, provided the Company with national attention and distribution for its juvenile products. The Company has continually broadened its line of safety products from basic items, such as outlet plugs and drawer and cabinet locks, to safety gates and bed rails. Safety 1st believes that it is currently the leading supplier of child safety products in the United States.

By capitalizing on the strength of its Safety 1st brand name, the Company has expanded its product offerings into related categories. In 1987, the Company began its successful expansion into the child care, convenience and activity product categories, and now sells items such as baby monitors, traditional walkers, walker alternatives, activity gyms, bath seats, toddler cups, pacifiers, teethers, gates, potty trainers, booster seats, infant health care items, bath accessories, feeding products and travel accessories. In late 1993, the Company introduced a new line of home security products, which included locks, bolts and latches for doors, windows and cabinets.

The Company believes that sales within the juvenile products industry increased over the past several years because of the introduction of new products and the increased marketing efforts of juvenile product manufacturers combined with favorable demographic trends. Between 1989 and 1996 the Company experienced significant growth with net sales increasing from $7.7 million to $105.8 million.

In 1996, the Company faced significant financial and operational challenges. The Company recognized that its product offerings had exceeded a manageable level and included products outside of its core competency. This, combined with the continual expansion of the customer base, had led to complexity in all operational aspects of the business, as well as a significant increase in general and administrative expenses, and an increase in the Company's working capital requirements. As a result, the Company evaluated its business strategy and took the first steps to refocus its business on its traditional core product lines, trade channels and customer base. An extensive analysis of each product was conducted based on various criteria including certain sales, quality, inventory turn, margin contribution and profitability objectives. The analysis indicated that approximately 350 of the Company's 650 products did not meet these criteria, and a strategic decision was made to eliminate these products from the line. In addition, the Company took decisive steps to further simplify operations with the reduction of package assortment options available to a retailer for a given product, and decreasing the number of stock keeping units
(SKUs) from 2,300 to 600 at the end of 1996.

During 1997, 1998 and 1999, the Company experienced the positive effects of the initiatives undertaken in 1996. With a much sharper focus, simplified business practices, and a significantly reduced product line, the Company rebuilt its operational structure and placed stronger emphasis on improved fiscal management.

The Company currently distributes approximately 220 products to approximately 1,000 customers, the largest among them being Wal-Mart, Toys-R-Us, and Kmart. In 1999, point of sale data compiled by an independent tracking firm, The NPD Group, Inc., indicated the Company had gained or maintained leadership positions in many of its core product categories, including child safety products, infant health products, potty seats, booster seats, bath tubs, nursery monitors, alternative walkers, bath seats, and bed rails. The Company believes that continued development of new, innovative, high quality products which meet the Company's new profitability standards, combined with strong brand name recognition and commitment to customer service, will continue to enhance its image as a leader in the juvenile products market and facilitate its continued growth in its core product categories. In addition, in 1999, the Company sold its line of home security products to Ultra Hardware, LLC, to focus even more resources on the core juvenile product lines.

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

Despite a relatively stable annual birth rate in recent years, retail sales in the juvenile industry increased from approximately $1.5 billion in 1985 to approximately $5.0 billion in 1999. The Company believes there are several demographic factors contributing to this growth. According to industry statistics first time parents are the largest group of purchasers of juvenile products and have accounted for approximately 43% of total births over the past few years. The Company believes that today's first time parents are generally more aware of and place a greater emphasis on child safety. Studies also indicate that couples are marrying later in life, have higher disposable income per family due to more dual income households, and consequently, are more willing to spend money on their children.

BUSINESS STRATEGY

Corporate Objectives. The Company's overall objectives are to enhance its reputation as a leading supplier of juvenile products while broadening its product offerings; to increase sales to existing customers; and to expand its customer base domestically and internationally, consistent with a managed growth philosophy and more stringent profitability objectives.

Creation of New and Innovative Products. A key to the Company's success is its ability to develop and market high quality new products with innovative features at competitive prices that meet the Company's profitability criteria. In addition to creating new products, the Company has and intends to enter into additional licensing agreements enabling the Company to use well-known trademarks on several lines of its juvenile products. In 1997, the Company began leveraging its own brand by licensing the "Safety 1st" name to a line of baby strollers which are distributed by Delta Enterprises. In 1999, the Company licensed its name to Ultra Hardware, LLC, for its home security and other products. The Company intends to license the Safety 1st brand name only within product categories that the Company does not plan to enter, and will only align itself with non-competing manufacturers that follow comparable quality standards and innovative style.

Expansion of Markets and Customer Base. The Company has expanded its child safety product line while also developing child care, convenience and activity products. This expansion has enabled the Company to broaden its customer base, from mass merchants and specialty retailers, to food and drug chains, hardware and home center chains, catalog showrooms, e-commerce retailers and mail order catalogs.

The key elements of its product and marketing strategy include producing supplemental product categories that complement the capacity of the existing line; enhance category assortments with "good, better, best" product offerings; develop products on a global basis; and meet world-wide standards. The Company's good, better, best offerings have enabled it to increase the retail space allocated to its products by its customers.

International Expansion. The Company continues to increase its market share through expanding international channels of distribution. The Company sells products in over 60 countries worldwide either directly to retailers, through distributorships or through its two foreign subsidiaries. In January, 1996, the Company completed the acquisition of EEZI Group Holdings Ltd., a privately owned distributor of child care products located in England, (now the Company's wholly-owned subsidiary, Safety 1st (Europe) Limited ("Safety 1st Europe"). In February, 1996, the Company purchased Orleans Juvenile Products, Inc., a privately owned Canadian corporation that was the Canadian distributor of Safety 1st products, now the Company's wholly-owned subsidiary operating under the name Safety 1st Home Products Canada Inc. ("Safety 1st Canada").

Brand Name Recognition. The Company's strong brand name recognition is a competitive advantage that has facilitated its expansion into new markets. The Company believes that it was the first marketer of child safety products to use four-color photography as part of its product packaging for blister cards. Management believes that the Company's graphic packaging, and photography depicting actual use of the product, has contributed to strong brand awareness at the consumer level, stimulated juvenile product market growth and product sales, and enhanced the perception of the Company as a juvenile products industry innovator and leader.

Commitment to Serving Customer Needs. The Company is committed to responding quickly and efficiently to its customers' needs. The Company utilizes an electronic data interchange system which permits customers to place orders directly through computerized telecommunications. Management has instilled at every level of its staff the philosophy that satisfying the needs of the customer is critical to the continued success of the Company.

PRODUCTS

The Company develops and markets child safety and child care, convenience and activity products that are often characterized by innovative features and colorful designs. The Company's broad line of juvenile products are designed to enhance the safety of, or to be used by, newborns to children five years of age.

Initially, the Company was a vendor of small products packaged in blister packs (i.e., transparent plastic). Because of their small size, large quantities of blister pack products are usually stocked by retailers in pegboard shelving areas. Beginning in 1990, the Company continued the expansion of its product line by introducing bulk products (i.e., larger products requiring packaging in boxes), such as the swivel bath seat and the potty seat. Because of their size and packaging, bulk products require significantly greater shelf space for marketing by retailers.

The following table sets forth the amounts and percentages of the Company's net sales for the three years ended (dollars in thousands):

                                                             JANUARY 1,                JANUARY 2,                 JANUARY 3,
                                                                2000                      1999                       1998
                                                     ------------------------- -------------------------  -------------------------
                                                       NET SALES     PERCENT     NET SALES      PERCENT     NET SALES     PERCENT
Child Safety Products.............................     $ 35,746        22.6%     $ 31,016         25.6%     $ 28,395        27.0%
Child Care, Convenience and Activity Products.....      121,435        76.9        88,545         73.0        73,464        70.0
Home Security Products............................          776         0.5         1,719          1.4         3,119         3.0
                                                       --------      ------      --------       ------      --------      ------
Total Net Sales...................................     $157,957       100.0%     $121,280        100.0%     $104,978       100.0%
                                                       ========      ======      ========       ======      ========      ======

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

Child Care, Convenience and Activity Products

In 1987, the Company decided to expand into the development and marketing of child care, convenience and activity products. The Company has since added feeding and drinking related items, including nursery bottles, juice cups, spill proof travel cups and general convenience accessories, including car and toy bags, pacifier holders, bath tubs and cushions for newborns, swivel bath seats for older infants, high chair mats, booster seats, and bathroom accessories such as bathtub toys and potty seats. The Company's activity products include electronic toys, walker alternatives, traditional walkers and a musical baby gym.

The Company's health and hygiene products include baby thermometers, fever pacifiers (with temperature indicator), a small object tester, medicine droppers and spoons and baby nail clippers.

NEW PRODUCT INTRODUCTIONS

In the fall of 1998, in keeping with the new managed growth philosophy, the Company introduced 72 new and replacement juvenile products for sale in 1999. This new assortment included several bouncers, an ear thermometer, and the Bouncing Buggy upgrade, in addition to new items in the booster, potty, monitor, and feeding categories. The company will be introducing an additional 68 new and replacement products for fiscal 2000.

The Company currently markets products utilizing the Baby Looney Tunes trademarks under its license agreement with Warner Brothers, and develop new products utilizing characters including baby Bugs Bunny for sale in 1998 and 1999.

PRODUCT DESIGN AND DEVELOPMENT

Almost all of the Company's juvenile products are conceived and developed by the Company's internal product development group, which is comprised of the marketing, research and development, and engineering departments. The goal of this team approach is to create new and improved products and develop useful innovations to products currently on the market. Once the marketing department researches a category and identifies a market trend, or recognizes an opportunity to add innovation to a particular market segment, it completes a competitive analysis. Product ideas are then developed, rough sketches are produced by the research and development department, and management determines the appropriate price point for that product. The decision to introduce a product is made only after analysis and determination by the Company's management that a high quality product can be engineered and produced on a cost-effective basis while meeting established return on investment objectives.

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

SALES AND MARKETING

During 1999, the Company sold its products to approximately 1,000 customers worldwide. The Company's largest customers are mass merchants, such as Wal-Mart, Toys-R-Us and Kmart. The Company also sells to food and drug chains, such as Rite Aid and CVS; hardware and home center chains, such as Home Depot and Lowes; mail order catalogs such as Perfectly Safe; specialty retailers and e-commerce companies.

For the fiscal year ending January 1, 2000, approximately 27%, 24%, and 6% of the Company's sales were to three customers. No other customer of the Company accounted for more than 5% of the Company's net sales during fiscal 1999.

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

The Company exports its juvenile products to approximately 60 countries worldwide, including Canada, the United Kingdom, France and Australia. Net foreign sales were approximately $27.9 million, for the year ended January 1, 2000, accounting for 18% of net sales.

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

The Company believes that its colorful and graphic packaging has significantly contributed to strong brand awareness among consumers. In 1995, the Company developed a new contemporary look for its bulk packaging. The successful response of the new bulk packaging prompted the Company in 1996 to incorporate the new design in its entire juvenile line for 1997. The new look incorporates the success of the Company's blue and yellow trademark with four-color graphics, and adds a more contemporary style with multi-language text to give the products a broader reach to the customer. In 1997, the Company developed seven-language packaging to further improve efficiencies for international customers while giving the brand a more cohesive look for the global marketplace.

The Company continually focuses its efforts on increasing public awareness of the importance of child safety. The Company sponsors child safety awareness programs and other community events that support its commitment to children issues. In addition, the Company advertises its juvenile product line in trade magazines and in selected consumer publications such as American Baby.

SOURCES OF SUPPLY

Manufacturing is performed to the Company's specifications by manufacturers primarily located in the United States and China. In 1999, the Company derived approximately 51% of its sales from products manufactured in the Far East, mainly in China. Because of substantially higher costs in shipping larger products, the Company sources a greater percentage of its bulk products in the United States rather than in the Far East. Neither the Company nor any of its subsidiaries owns or operates its own manufacturing facilities.

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

During 1999, the Company purchased approximately 13%, 11%, 9%, 9%, 8% and 8% respectively, of its products from six manufacturers located in the United States and the Far East. The Company is not a party to any long-term contractual arrangements with any specific manufacturer and often uses more than one manufacturer to produce a single product with duplicate molds. The Company currently owns substantially all tools and molds used by its suppliers to produce its products.

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

DISTRIBUTION

U.S. product distribution is centralized at the Company's warehouse facility located in North Londonderry, New Hampshire. Safety 1st Canada leases a distribution facility in Montreal, Canada and Safety 1st Europe leases a warehouse facility in England, which is used to service customers primarily located in the United Kingdom and Western Europe. Product is shipped to these locations direct from the Far East, direct from U.S. suppliers and, when necessary, from the Londonderry warehouse facility for distribution throughout Canada and Europe. Upon arrival at the New Hampshire, Montreal, or United Kingdom distribution facilities, the goods are inspected, spot tested for quality, stocked and, if necessary, repackaged for reshipment to the Company's customers. The goods are delivered to the Company's customers by independent shippers or customer carriers.

The Company maintains sufficient inventory to enable it to meet customer requirements and minimize out of stock occurrences. As an additional service to certain customers, the Company pre-tickets and bar codes its products in accordance with customer specifications.

BACKLOG

A significant portion of the Company's orders are short-term purchase orders from customers that place orders on an as-needed basis. The amount of unfilled orders at any time has not been indicative of future sales. As a result, the Company does not believe that the amount of its unfilled customer orders at any time is material.

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

EMPLOYEES

As of February 27, 2000, the Company had a total of 320 full-time employees, 260 of which were based in the United States, 33 in Canada, and 27 in the United Kingdom. Of the Company's 320 full-time employees, 5 were employed in executive capacities, 87 in sales, marketing, and product development, 188 in distribution and operations, and 40 in financial, administrative, and clerical capacities. The Company utilizes a temporary labor force to assist in the operation of its North Londonderry, New Hampshire warehouse facility. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be satisfactory.

ITEM 2 -- PROPERTIES

The Company's principal executive offices are located in Canton, Massachusetts, where the Company occupies approximately 60,000 square feet of space. The current annual rent is approximately $600,000 per year.

The Company maintains warehouse and distribution facilities in leased premises located in North Londonderry, New Hampshire, containing approximately 240,000 square feet of warehouse and distribution space. The facility is leased pursuant to a lease for a ten-year term expiring January 2005, at an annual rent of approximately $845,000 per year plus real estate taxes and other operating costs. The Company has an option to extend this lease for an additional ten-year period at an annual rent of $1,095,000 per year. The Company also has the right to terminate the lease prior to expiration by giving six months prior notice and, in the case of a termination during the initial ten-year term, by making a termination payment. The Company supplements the North Londonderry facility at peak times with temporary third party warehouse space.

The Company occupies a 33,750 square foot sales office and warehouse facility in Montreal, Canada, a sales and administrative office in England, and a 28,000 square foot warehouse facility in Norfolk, England. The Company also maintains show rooms in Bentonville, Arkansas and Paramus, New Jersey.

The Company believes that its leased properties are in good condition.

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

With respect to these matters, the Company maintains product liability and other insurance in amounts deemed adequate by management. The Company believes that there are no claims or litigation pending, the outcome of which could have a material adverse effect on the Company's operations or financial condition.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matters were submitted to a vote of the Company's security-holders during the last quarter for the year ended January 1, 2000.

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

                                                                        HIGH     LOW
                                                                        ----     ---
Fiscal 1999:                                                        ----------   ------
     First Quarter..............................................      $   6.25 $  2.25
     Second Quarter.............................................          6.00    3.75
     Third Quarter..............................................          8.50    4.88
     Fourth Quarter.............................................          8.06    5.94

Fiscal 1998:
     First Quarter..............................................      $   9.25 $  6.00
     Second Quarter.............................................         10.00    6.63
     Third Quarter..............................................          7.50    4.75
     Fourth Quarter.............................................          8.25    2.00

On March 15, 2000, the last reported sales price as quoted on the Nasdaq National Market was $11.4375 per share. As of March 15, 2000, the Company's Common Stock was held by approximately 2,300 stockholders of record or through nominees or street name accounts with brokers.

The Company is currently prohibited from declaring or paying any cash dividends based on the covenants of its credit facility. Therefore, the Company does not anticipate declaring or paying any cash dividends or other distributions on its Common Stock in the foreseeable future. The declaration of and payment of any cash dividends in the future will depend upon the Company's compliance with the terms of the credit facility, earnings, financial condition, capital needs, and on other factors deemed relevant by the Board of Directors.

ITEM 6 -- SELECTED FINANCIAL DATA

The following selected financial data as of and for the three annual fiscal periods ended January 1, 2000, have been derived from the Company's financial statements appearing elsewhere in this report which have been audited by Grant Thornton LLP, independent certified public accountants. The selected financial data for the years ended December 31, 1996 and 1995, is derived from the Company's financial statements, which have been audited by Grant Thornton LLP, independent certified public accountants. The selected financial data should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report (dollars in thousands, except share and per share amounts).

                                                                                     YEARS ENDED
                                                          --------------------------------------------------------------------------
                                                          JANUARY 1,    JANUARY 2,     JANUARY 3,     DECEMBER 31,     DECEMBER 31,
                                                             2000          1999           1998            1996             1995
                                                             ----          ----           ----            ----             ----
Income Statement Data:
Net sales..........................................       $ 157,957     $ 121,280      $ 104,978        $105,752         $103,218
Cost of sales......................................          96,828        75,011         62,594          88,979           68,673
Gross profit.......................................          61,129        46,269         42,384          16,773           34,545
Selling, general and administrative expenses.......          46,197        40,057         34,423          54,385           28,320
Special Charges and impairment of long-lived assets             --          2,069            587          11,596              --
Operating income (loss)............................          14,932         4,143          7,374         (49,208)           6,225
Other expenses (income) - net......................           4,330         4,054          4,118           4,100            1,065
Income (loss) before income taxes and extraordinary
item...............................................          10,602            89          3,256         (53,308)           5,160
Net income (loss)..................................           6,024         1,194         10,451         (44,849)           3,200
Net income (loss) available to common shareholders.           4,216        (1,011)         3,140         (44,849)           3,200
Basic earnings (loss) per common share.............       $    0.54     $   (0.14)     $    0.44        $  (6.27)       $    0.45
Diluted earnings (loss) per common share...........       $    0.47     $   (0.14)     $    0.40        $  (6.27)       $    0.44
Shares used to compute basic earnings per common
share..............................................           7,865         7,218          7,187           7,157            7,132
Shares used to compute diluted earnings per common
share..............................................           8,881         7,218          7,828           7,157            7,250

                                                                                           YEARS ENDED
                                                       ----------------------------------------------------------------------------
                                                          JANUARY 1,    JANUARY 2,     JANUARY 3,       DECEMBER 31,    DECEMBER 31,
                                                             2000          1999           1998              1996            1995
                                                             ----          ----           ----              ----            ----
Balance Sheet Data:
Working capital (deficit)..........................     $   12,767    $   (3,309)    $    1,238       $    (25,080)     $   21,483
Total assets.......................................         89,281        81,477         76,083             68,385          86,319
Short-term bank debt...............................         18,898        27,053         25,427             36,653          25,390
Notes payable and current portion of long-term debt          3,254         2,873          3,595              1,920             --
Long-term debt (excluding capital lease obligations)        32,038         6,250          8,750                --              --
Redeemable preferred stock.........................            --         18,044         15,839                --              --
Stockholders' equity...............................     $   14,525    $   10,144     $   10,964       $      2,078       $  46,019

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, for the fiscal years indicated, certain financial data (dollars in thousands):

                                                                        JANUARY 1,     JANUARY 2,      JANUARY 3,
                                                                           2000           1999            1998
                                                                      -------------  -------------  ----------
INCOME STATEMENT DATA:
     Net sales...................................................     $  157,957     $   121,280     $   104,978
     Cost of sales...............................................         96,828          75,011          62,594
     Gross profit................................................         61,129          46,269          42,384
     Selling, general and administrative expenses................         46,197          40,057          34,423
     Special Charges and impairment of long-lived assets.........             --           2,069             587
     Operating income............................................     $   14,932     $     4,143     $     7,374

Fiscal Year Ended January 1, 2000 Compared to Fiscal Year Ended January 2, 1999

Net sales for the year ended January 1, 2000 were $157,957, an increase of $36,677 from net sales of $121,280 for the year ended January 2, 1999. The sales growth was due to increases in sales of the Company's existing product line, sales of items introduced in 1999 and growth in the Company's international sales.

Gross profit increased to $61,129, or 38.7% of net sales for the year ended January 1, 2000 from $46,269, or 38.2% of net sales for the year ended January 2, 1999. The increase in gross profit percentage was primarily due to a reduction of product costs and reductions in product returns and defective chargebacks as a percentage of sales.

Selling, general, and administrative expenses increased by $6,140 to $46,197, or 29.2% of net sales for the year ended January 1, 2000 versus 33.0% of net sales for the year ended January 2, 1999. The increase is primarily attributed to an increase in selling related expenses caused by the sales increase as well as an increase in payroll and payroll related costs. The decrease as a percentage of sales is due to the leveraging of the Company's existing fixed cost infrastructure over a higher sales base.

As a result of the above factors, operating income for the year ended January 1, 2000 was $14,932, or 9.5% of net sales, an increase of $10,789 from $4,143, or 3.4% of net sales, for the year ended January 2, 1999.

Net interest expense for the year ended January 1, 2000 was $4,330 versus $4,054 for the year ended January 2, 1999. During the year ended January 3, 1998, the Company refinanced its existing credit facility. See "Liquidity and Capital Resources" section below. In the fourth quarter of 1999, the Company completed a debt refinancing and recorded an extraordinary charge of $851, net of tax, related to the write-off of deferred loan fees associated with previous financing agreements.

Net income available for common shareholders for the year ended January 1, 2000 was $4,216, or $0.47 per share on a diluted basis, including a tax benefit of $800 related to a change in valuation of net deferred tax assets. Realization of the $8,928 net deferred tax assets is dependent on the Company's ability to generate approximately $24,000 in taxable income during the carryforward period. Management believes it is more likely than not that the asset will be realized based upon the strategic initiatives undertaken in 1996 to simplify operations by reducing the number of SKU's, discontinuing products that did not meet certain sales, quality, and profitability criteria and to tighten expense control. During 1997, 1998 and 1999, the Company began to experience the positive effects of these initiatives and expects to continue to benefit in future years. However, there can be no assurances that the Company will meet its expectations of future income. As a result, the amount of the deferred tax assets considered realizable could be reduced in the near and long-term if estimates of future income are reduced. Such an occurrence could materially adversely affect the Company's financial position and results of operations.
The Company will continue to evaluate the realizability of the net deferred tax assets quarterly.

Fiscal Year Ended January 2, 1999 Compared to Fiscal Year Ended January 3, 1998

Net sales for the year ended January 2, 1999 were $121,280, an increase of $16,302 from net sales of $104,978 for the year ended January 3, 1998. The increase was primarily due to strong sales of new product introductions during the year ended January 2, 1999.

Gross profit increased to $46,269, or 38.2% of net sales for the year ended January 2, 1999 from $42,384, or 40.4% of net sales for the year ended January 3, 1998. Gross profit percentage was impacted by the following factors; (i) devaluation of the Canadian dollar, which increased cost of goods sold for the Canadian subsidiary because all inventory purchases are made in U.S. dollars; (ii) unusually high number of product returns due to the Company's toy replacement program for the Bounce N' Ride Buggy product, and (iii) higher mix of bulk products sold, which generally carry a lower gross margin than peg products.

Selling, general, and administrative expenses increased by $5,634 to $40,057, or 33.0% of net sales for the year ended January 2, 1999. The increase is primarily attributed to an increase in selling related expenses caused by the sales increase as well as an increase in payroll and payroll related costs.

In the fourth quarter of 1998, the Company recorded special charges of $2,069. Approximately $1,100 of the charges relate to the Company's elimination of the chemical diisononyl phthalate ("phthalates") from all of its products which are intended for the mouth, including pacifiers and teethers. This action was taken in response to a public announcement issued by the Consumer Products Safety Commission which stated that, although there is no substantial evidence that the use of phthalates is a health hazard, consumers may want to avoid giving mouthable products that include phthalates to children under three years of age. The Company has discontinued the use of phthalates in the manufacture of its mouthable products and replaced these products with phthalate-free versions during the first half of 1999. The remaining $969 of the special charges relates to several one-time items that occurred in the fourth quarter, including the resolution of two legal matters which had previously been in dispute, as well as severance costs.

As a result of the above factors, operating income for the year ended January 2, 1999 was $4,143, or 3.4% of net sales, a decrease of $3,231 from $7,374, or 7.0%
of net sales, for the year ended January 3, 1998. Operating income for the year ended January 2, 1999 excluding the special charges was $6,212, or 5.1% of net sales, a decrease from the comparable period in 1998.

Net interest expense for the year ended January 2, 1999 was $4,054 versus $4,118 for the year ended January 3, 1998. During 1997, the Company refinanced its existing credit facility-refer to the "Liquidity and Capital Resources" section below.

Net loss available for common shareholders for the year ended January 2, 1999 was ($1,011), or ($0.14) per share on a diluted basis, including a tax benefit of $1,105 related to a change in valuation of net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

On October 21, 1999, the Company refinanced its existing bank debt and preferred stock with a new $70,000 credit facility consisting of a six-year, $35,000 senior secured term loan and a five-year, $35,000 senior secured revolving credit facility. The new facility provided by a syndicate of banks has an initial interest rate, at the Company's option (after 3 months), of LIBOR plus 3.25%, or prime plus 2.00%. Through January 21, 2000 the Company was required to pay interest at prime plus 2.00%. At January 1, 2000 this rate was 10.50%. The Company has entered into an interest rate swap agreement as of December 1, 1999, which has fixed an interest rate of 6.38% for $35,000 of the total facility for a five-year term. On a quarterly basis, beginning with the delivery of the financial statements to the lenders for the period ending June 30, 2000, the Company can borrow at lower spreads by meeting certain Leverage Ratio (as defined) thresholds. The interest rate can ultimately decrease to as low as LIBOR plus 2.50%, or prime plus 1.25%. The Company pays a commitment fee of 0.5% per annum on the unused balance under the revolving credit facility and a letter of credit fee equal to the current LIBOR spread applied to the face amount of each letter of credit outstanding. As of January 1, 2000, the Company had $11,691 available to be borrowed under the revolving credit facility based upon the advance rate formula in the credit agreement. The principal amount of the term loan is payable in 23 consecutive installments. The payments are due the last day of each quarter beginning March 31, 2000 and the last payment is due September 30, 2005. The payments increase each March 31st and remain equal for the subsequent three quarters of each year. The credit facility contains certain financial covenants and restrictions including a maximum leverage ratio, maximum capital expenditures, fixed charge coverage, interest coverage, and restrictions on dividend payments, and is collateralized by all assets of the Company.

On July 30, 1997, the Company entered into a five-year $55,000 refinancing of its existing $45,000 credit facility. The refinancing included a $40,000 credit facility providing for $27,500 of revolving working capital financing and a $12,500 term loan. In January 1998, this credit facility was amended to increase the revolving line of credit from $27,500 to $35,000. The credit facility had an interest rate, at the Company's option, of LIBOR plus 2.75%, or prime plus 1.75% on the revolving credit facility, and LIBOR plus 3%, or prime plus 2% on the term loan.

The July 30, 1997 refinancing also included a $15,000 private placement of 15,000 shares of six-year Series A redeemable preferred stock and the issuance of ten-year warrants to purchase approximately 1,270,000 shares of the Company's common stock, subject to adjustment, at an exercise price of $0.01 per share, as described in Notes 2 and 3 to the consolidated financial statements.

For the period from January 1, 1997 through July 30, 1997, the Company had financed its operations with a $45,000 credit facility consisting of a $25,000 term-loan and a $20,000 revolving credit facility, both of which were scheduled to expire on May 1, 1998. The annual rate of interest on all borrowings for the initial six months of the facility was equal to the prime rate plus 2.65%, increasing by one percent every three months thereafter to a maximum annual rate of prime plus 5.65%.

Net cash provided by operations was $10,209 for the year ended January 1, 2000 versus net cash provided by operations of $7,629 for the year ended January 2, 1999. The increase in the net cash provided by operations was due to improved net income for the year ended January 1, 2000.

For the year ended January 1, 2000, cash flow used in investing activities was $6,707 related to the purchase of property and equipment, principally molds for new product introductions. Net cash used in financing activities was $3,413, primarily related to net paydowns on the revolving credit facility.

The Company believes that its current bank facilities will be sufficient to meet its operating and other cash requirements for at least the next twelve months.


NEW ACCOUNTING REQUIREMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was effective for fiscal years beginning after June 15, 1999. SFAS No. 133 must be adopted prospectively and retroactive application is not permitted. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities, and firm commitments or for forecasted transactions, deferred and recorded as a component of accumulated other comprehensive income (loss) in stockholders equity until the hedged transactions occur and are recognized as earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. In June 1999, the FASB issued SFAS No. 137, "Accounting and Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 on January 1, 2001 and does not believe the effect of adopting SFAS No. 133 will have any material effect on its consolidated financial position or results of operations.

YEAR 2000 UPDATE

The Company's year 2000 plan consisted of implementing its new internal computer system, working with the Company's customers to ensure that EDI sales orders could be processed, and reviewing the systems of its suppliers to ensure that the supply chain would not be interrupted. All phases of the plan were completed in a timely manner, and to date, the Company has not experienced any material year 2000 issues with its internal operating systems or with its third party customers and suppliers.

Although unlikely, given that the Company has not experienced any material year 2000 issues to date, there can be no assurances that any future unforeseen year 2000 issues or year 2000 issues related to possibly non-compliant software products will not materially adversely affect the Company's results of operations, liquidity and financial position or adversely affect the Company's relationships with customers, vendors or others.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

The Company may occasionally make forward-looking statements and estimates, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, may be contained in SEC filings, Annual Reports to Shareholders, Press Releases and oral statements, among others, made by the Company. Actual results could differ materially from those in such forward-looking statements. Therefore, no assurances can be given that the results in such forward-looking statements will be achieved. Important factors that could cause the Company's actual results to differ from those contained in such forward-looking statements include, among others, the factors mentioned below.

NEW PRODUCT INTRODUCTIONS. The growth of the Company has been, and will continue to be, largely dependent upon the ability of the Company to continue to introduce new products which will be accepted by the market. There can be no assurance that the Company will be able to attain a vigorous rate of growth which it had experienced previously, that it will continue to generate new product ideas which meet the Company's profit and return on investment objectives or that new product introductions will be well received by the market.

ABILITY TO MANAGE OPERATIONS AND FUTURE GROWTH. The Company's continued success is also dependent upon its ability to manage the Company's repositioned operation, which in turn will require it to continue to implement and improve the operational and financial systems introduced in late 1996 and in 1997, and to attract, train and retain qualified employees to meet the Company's needs during its strategic repositioning and future anticipated growth. These demands may require additional management resources and the development of additional expertise by existing management. The failure to manage its operations effectively would have a material adverse effect on the Company.

DEMAND FOR THE COMPANY'S PRODUCTS. The success of the Company's business depends in large part on continued consumer demand for its products. Changes in consumer demand due to general economic weakness or to less favorable child bearing demographics, among other factors, could have a material adverse effect on the Company.

RELIANCE ON CONTRACT MANUFACTURERS: FOREIGN MANUFACTURING. The Company does not own or operate its own manufacturing facilities. Manufacturing is performed to the Company's specifications by over 20 manufacturers located in the Far East, the United Kingdom and the United States. As a result of not owning its own manufacturing facilities, the Company has less control over the product manufacturing cycle necessary to bring products, both newly introduced and existing products, to market. Failure of a third party manufacturer to produce a product according to the Company's specifications or to adhere to the Company's schedules may have a material adverse effect on the Company's business and its results of operations.

Historically, the Company has derived over 50% of its sales from products manufactured in the Far East, mainly in China. Obtaining its products from foreign manufacturers subjects the Company to a number of additional risks, including transportation delays and interruptions, political and economic disruptions, the imposition of tariffs, quotas and other import and export controls, currency fluctuations and changes in governmental policies, particularly those affecting trade with China. Although the Company continues to explore alternative manufacturing sources outside of China, there can be no assurance that the Company will be able to utilize alternative sources of supply in a timely and cost effective manner.

In addition, because the Company relies largely on foreign manufacturers, the Company is required to order products further in advance of customer orders than would generally be the case if such products were manufactured domestically. The risk of ordering products in this manner is greater during the initial introduction of new products because it is difficult to determine demand for such products.

DEPENDENCE ON MAJOR CUSTOMERS: CREDIT RISKS. The three largest customers of the Company have historically accounted for greater than 50% of the Company's sales. A significant reduction of purchases by any of the Company's largest customers could have a material adverse effect on the Company's business. The uncertain environment in the retail industry could jeopardize the business prospects of the Company's customers and impose significant credit risks.

PRODUCT LIABILITY RISKS. The Company's juvenile products are used for and by small children and infants. Many of the Company's products are intended for protection of health and safety of individuals. The Company carries product liability insurance in amounts which management deems adequate to cover risks associated with such use; however, these can be no assurance that existing or future insurance coverage will be sufficient to cover all product liability risks.

GOVERNMENT REGULATION. The Company's products are subject to the provisions of the Federal Consumer Product Safety Act and the Federal Hazardous Substances Act (the "Acts") and the regulations promulgated thereunder. The Acts authorize the Consumer Product Safety Commission (the "CPSC") to protect the public from products which present a substantial risk of injury. The CPSC can require the repurchase or recall by the manufacturer of articles which are found to be defective and impose fines or penalties on the manufacturer. Similar laws exist in some states and cities and in other countries in which the Company markets its products. Any recall of its products could have a material adverse effect on the Company.

COMPETITION. The juvenile products industry is highly competitive and includes numerous domestic and foreign competitors, some of which are substantially larger and have greater financial and other resources than the Company. The Company competes on the basis of product innovations, brand name recognition, price, quality, customer service and breadth of product line.

COST OF DEBT. Interest rate increases will have an adverse effect on the Company's earnings.

INTERNATIONAL SALES AND EXPANSION. The Company is actively attempting to expand its international sales. In 1999, international sales represented 18% of the Company's revenue. To the extent that customers of the Company's products pay for their purchases in U.S. dollars, currency fluctuations which favor the U.S. dollar could have a material adverse effect on the Company's business and its results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE EXPOSURE

The Company's interest rate exposure primarily relates to its revolving credit facility, which contains interest rates based on either LIBOR or the prime rate. The Company has entered into an interest rate swap agreement with a member of the syndicate group for its new revolving credit facility as of December 1, 1999, which has fixed an interest rate of 6.38% for $35,000 of the total facility for a five year term. The swap can be cancelled by the counterparty after three years. Under the agreement, the Company pays the fixed rate of 6.38% to the counterparty on the first day of each quarter beginning March 1, 2000; in return the Company receives payment from the counterparty at the three month LIBOR rate in effect on the first day of each quarter beginning March 1, 2000.

CURRENCY RATE EXPOSURE

The Company's UK and Canadian subsidiaries use the local currency as the functional currency, and therefore foreign currency translation adjustments are reflected as a component of stockholders' equity. In addition, these subsidiaries purchase the majority of their inventory from the U.S. entity in U.S. dollars, and thus there is foreign currency risk in that fluctuations in the U.S. dollar versus the local currency could result in increases in cost of goods sold for the UK and Canadian subsidiaries. To the extent that the Company expands its international operations, the Company will be exposed to increased risk of currency fluctuation.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                SAFETY 1ST, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                      PAGE

Report of Independent Certified Public Accountants................     18

Consolidated Financial Statements:
     Balance Sheets...............................................     19

     Statements of Operations.....................................     20

     Statements of Changes in Stockholders' Equity................     21

     Statements of Cash Flows.....................................     22

     Notes to Financial Statements................................     23

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Safety 1st, Inc.

We have audited the accompanying consolidated balance sheets of Safety 1st, Inc. and subsidiaries (the "Company") as of January 1, 2000 and January 2, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three fiscal years in the period ended January 1, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Safety 1st, Inc. and subsidiaries as of January 1, 2000 and January 2, 1999, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 1, 2000, in conformity with accounting principles generally accepted in the United States.

Boston, Massachusetts                   GRANT THORNTON LLP
February 2, 2000

                                SAFETY 1ST, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands except per share amounts)

                                     ASSETS

                                                                                             JANUARY 1,     JANUARY 2,
                                                                                                2000           1999
                                                                                           -------------  ---------
CURRENT ASSETS
     Cash...........................................................................       $        987    $       898
     Accounts receivable, less returns and allowances reserves of $6,332  ($3,980 in
     1998)..........................................................................             26,437         20,740
     Inventory......................................................................             20,165         15,941
     Prepaid expenses and other current assets......................................              2,499          2,550
     Deferred income taxes..........................................................              5,000          3,300
                                                                                           ------------    -----------
          Total current assets......................................................             55,088         43,429
                                                                                           ------------    -----------
PROPERTY AND EQUIPMENT, AT COST
     Molds and tools................................................................             19,307         14,936
     Computer equipment and software................................................              9,369          2,965
     Furniture and fixtures.........................................................              2,517          2,265
     Warehouse equipment............................................................              2,429          2,307
     Leasehold improvements.........................................................              1,964          1,858
                                                                                           ------------    -----------
                                                                                                 35,586         24,331
     Less - accumulated depreciation and amortization...............................            (17,671)       (10,938)
                                                                                           ------------    -----------
          Net property and equipment................................................             17,915         13,393
                                                                                           ------------    -----------
OTHER ASSETS
     Molds in process...............................................................              3,440          3,131
     Software systems in process....................................................                --           5,382
     Goodwill, net of accumulated amortization of $1,145 ($853 in 1998).............              5,961          6,267
     Patents and trademarks, net of accumulated amortization of $724 ($566 in 1998).              1,099            732
     Deferred income taxes..........................................................              3,928          7,816
     Deferred financing costs and other assets......................................              1,850          1,327
                                                                                           ------------    -----------
              Total other assets....................................................             16,278         24,655
                                                                                           ------------    -----------
                                                                                           $     89,281    $    81,477
                                                                                           ============    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Revolving credit facility......................................................       $     18,898    $    27,053
     Accounts payable...............................................................             12,243         11,412
     Accrued expenses...............................................................              7,926          5,400
     Notes payable and current portion of long-term debt............................              3,254          2,873
                                                                                           ------------   ------------
          Total current liabilities.................................................             42,321         46,738
                                                                                           ------------   ------------
     Long-term debt.................................................................             32,083          6,250
     Capital lease obligation, net of current portion...............................                352            301
                                                                                           ------------   ------------
              Total liabilities.....................................................             74,756         53,289
                                                                                           ------------   ------------
COMMITMENTS AND CONTINGENCIES.......................................................                 --             --

REDEEMABLE PREFERRED STOCK
     $1.00 par value, 100,000 shares of Redeemable Preferred Stock authorized;
       15,000 shares issued; 0 shares outstanding, (15,000 in 1998); liquidation
       preference ..................................................................                 --         18,044
STOCKHOLDERS' EQUITY
     Common Stock, $.01 par value, 15,000,000 shares authorized, 8,509,520 shares
       issued and outstanding  (7,231,122 in 1998) .................................                 85             72
     Additional paid-in capital.....................................................             40,568         40,525
     Accumulated deficit............................................................            (26,144)       (30,360)
     Accumulated other comprehensive income (deficit)...............................                 16            (93)
                                                                                           ------------   -------------
              Total stockholders' equity............................................             14,525         10,144
                                                                                           ------------   ------------
                                                                                           $     89,281   $     81,477
                                                                                           ============   ============


        The accompanying notes are an integral part of these statements.

                                SAFETY 1ST, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (dollars in thousands except earnings per share amounts)

                                                                                                YEARS ENDED
                                                                             ----------------------------------------------
                                                                               JANUARY 1,     JANUARY 2,     JANUARY 3,
                                                                                  2000           1999           1998
                                                                             -------------  -------------  --------------
Net sales..............................................................      $     157,957  $     121,280  $    104,978
Cost of sales..........................................................             96,828         75,011        62,594
                                                                             -------------  -------------  ------------

Gross profit...........................................................             61,129         46,269        42,384
Selling, general and administrative expenses...........................             46,197         40,057        34,423
Special charges and impairment of long-lived assets....................                --           2,069           587
                                                                             -------------  -------------  ------------
Operating income.......................................................             14,932          4,143         7,374

Interest expense.......................................................              4,330          4,054         4,118
                                                                             -------------  -------------  ------------
Income before income taxes and extraordinary item......................             10,602             89         3,256

Income tax expense (benefit)...........................................              3,727         (1,105)       (7,195)
                                                                             -------------  -------------  ------------
Income before extraordinary item.......................................              6,875          1,194        10,451

Extraordinary item; early extinguishment of debt, net of taxes of $500.                851            --             --
                                                                             -------------  -------------  ------------
Net income.............................................................              6,024          1,194        10,451

Dividends and accretion on redeemable preferred stock..................              1,808          2,205         7,311
                                                                             -------------  -------------  ------------
Net income (loss) available to common shareholders.....................      $       4,216  $      (1,011) $      3,140
                                                                             =============  =============  ============
Basic earnings (loss) per common share before extraordinary item.......      $        0.64  $       (0.14) $       0.44
                                                                             =============  =============  ============
Diluted earnings (loss) per common share before extraordinary item.....      $        0.57  $       (0.14) $       0.40
                                                                             =============  =============  ============
Basic earnings (loss) per common share after extraordinary item........      $        0.54  $       (0.14) $       0.44
                                                                             =============  =============  ============
Diluted earnings (loss) per common share after extraordinary item......      $        0.47  $       (0.14) $       0.40
                                                                             =============  =============  ============
Shares used to compute basic earnings per common share.................              7,865          7,218         7,187
                                                                             =============  =============  ============
Shares used to compute diluted earnings per common share...............              8,881          7,218         7,828
                                                                             =============  =============  ============


        The accompanying notes are an integral part of these statements.

                                SAFETY 1ST, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (dollars in thousands except share data)


                                                                            COMMON STOCK              ADDITIONAL
                                                                   NUMBER OF                           PAID-IN         ACCUMULATED
                                                                    SHARES           AMOUNT            CAPITAL          DEFICIT
                                                                    ------           ------            -------          -------
Balance - December 31, 1996 ..................................    7,178,156       $        72       $    34,497      $   (32,489)
Net income ...................................................                                                            10,451
Net proceeds from issuance of warrants to purchase
  common stock ...............................................                                            5,686
Net proceeds from exercise of stock options ..................        9,132                 0                59
Accretion on redeemable preferred stock ......................                                                            (6,472)
Redeemable preferred dividends ...............................                                                              (839)
                                                                  ---------       -----------       -----------      -----------
Balance - January 3, 1998 ....................................    7,187,288                72            40,242          (29,349)

Net Income ...................................................                                                             1,194
Translation adjustments ......................................

Total Comprehensive Income ...................................

Net proceeds from stock options ..............................       43,834                 0               283

Redeemable preferred dividends ...............................                                                            (2,205)
                                                                  ---------       -----------       -----------      -----------
Balance - January 2, 1999 ....................................    7,231,122       $        72       $    40,525      $   (30,360)

Net income ...................................................                                                             6,024
Translation adjustments ......................................

Comprehensive income .........................................

Net proceeds from conversion of warrants into common stock ...    1,267,182                13
Net proceeds from stock options ..............................       11,216                                  43

Redeemable preferred dividends ...............................                                                            (1,808)
                                                                  ---------       -----------       -----------      -----------
Balance - January 1, 2000 ....................................    8,509,520       $        85       $    40,568      $   (26,144)
                                                                  =========       ===========       ===========      ===========


                                                                    ACCUMULATED
                                                                       OTHER
                                                                    COMPREHENSIVE
                                                                       DEFICIT              TOTAL
                                                                       -------              -----
Balance - December 31, 1996 ..................................                               2,080
Net income ...................................................                              10,451
Net proceeds from issuance of warrants to purchase
  common stock ...............................................                               5,686
Net proceeds from exercise of stock options ..................                                  59
Accretion on redeemable preferred stock ......................                              (6,472)
Redeemable preferred dividends ...............................                                (839)
                                                                    -----------       ------------
Balance - January 3, 1998 ....................................                              10,965

Net Income ...................................................                               1,194
Translation adjustments ......................................      $       (93)               (93)
                                                                    -----------       ------------
Total Comprehensive Income ...................................                               1,101

Net proceeds from stock options ..............................                                 283

Redeemable preferred dividends ...............................                             (2,205)
                                                                    -----------       -----------
Balance - January 2, 1999 ....................................      $       (93)      $    10,144

Net income ...................................................                              6,024
Translation adjustments ......................................              109               109
                                                                                      -----------
Comprehensive income .........................................                              6,133

Net proceeds from conversion of warrants into common stock ...                                 13
Net proceeds from stock options ..............................                                 43

Redeemable preferred dividends ...............................                             (1,808)
                                                                    -----------       -----------
Balance - January 1, 2000 ....................................      $        16       $    14,525
                                                                    ===========       ===========


        The accompanying notes are an integral part of these statements.

                                SAFETY 1ST, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                   YEARS ENDED
                                                                     ---------------------------------------
                                                                     JANUARY 1,     JANUARY 2,    JANUARY 3,
                                                                       2000           1999           1998
                                                                     --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income excluding preferred dividends .................      $  6,024       $  1,194       $ 10,452
     Adjustments to reconcile net income to
           net cash provided by (used in) operating activities:
        Deferred income taxes .................................         2,188         (1,516)        (7,382)
        Depreciation ..........................................         6,732          4,170          3,178
        Amortization ..........................................         2,200            786            541
        Impairment of long-lived assets .......................          --             --              587
                                                                     --------       --------       --------
     Net cash provided by operating activities before
           changes in assets and liabilities ..................        17,144          4,634          7,376
        Changes in assets and liabilities
        (Increase) decrease in:
          Accounts receivable .................................        (5,697)           692         (4,880)
          Inventory ...........................................        (4,224)           431            774
          Prepaid expenses and other assets ...................          (544)        (2,234)          (290)
          Tax refund receivable ...............................          --             --            5,027
        Increase (decrease) in:
          Accounts payable ....................................           940          3,876         (9,817)
          Accrued expenses ....................................         2,590            230         (3,489)
                                                                     --------       --------       --------
          Net cash provided by (used in) operating activities..        10,209          7,629         (5,299)
                                                                     --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment ....................        (1,502)          (730)          (548)
     Increase in molds in process and deposits ................        (4,679)        (4,637)        (3,060)
     Increase in system software in process ...................          --             (110)        (2,351)
     Acquisition of patents and trademarks ....................          (526)          (200)           (81)
                                                                     --------       --------       --------
          Net cash used in investing activities ...............        (6,707)        (5,677)        (6,040)
                                                                     --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (paydowns) proceeds on revolving credit facility .....        (8,155)         1,627        (11,226)
     Payments of Preferred Stock and Dividends ................       (19,852)          --             --
     Proceeds from issuance of long-term notes payable ........        26,250           --           12,500
     Proceeds from issuance of redeemable preferred stock and
     warrants .................................................          --             --           15,000
     Repayment of notes payable and capital lease obligation ..          (167)        (3,609)        (2,466)
     Refinancing fees .........................................        (1,906)          (194)        (2,448)
     Other ....................................................           417            283            309
                                                                     --------       --------       --------
          Net cash (used in) provided by financing activities..        (3,413)        (1,893)        11,669
                                                                     --------       --------       --------
Net increase in cash ..........................................            89             59            330
Cash balance, beginning of year ...............................           898            839            509
                                                                     --------       --------       --------
Cash balance, end of year .....................................      $    987       $    898       $    839
                                                                     ========       ========       ========
SUPPLEMENTAL DISCLOSURES:
     Cash paid during the year for:
     Interest .................................................      $  4,360       $  3,839       $  3,829
                                                                     ========       ========       ========
     Income taxes .............................................      $    103       $   --         $   --
                                                                     ========       ========       ========
     Non-cash investing activities:
     Capital lease obligation .................................      $    362       $    417       $   --
                                                                     ========       ========       ========


See Note 10 for non-cash acquisition related items.

        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              JANUARY 1, 2000, JANUARY 2, 1999, AND JANUARY 3, 1998
                  (dollars in thousands except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of  Business

Safety 1st, Inc. and subsidiaries (the "Company") is a developer, marketer and distributor of juvenile products including child safety and child care, convenience and activity products. The Company sells primarily to retailers. Any risk of collection losses is concentrated in this industry.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Safety 1st (Europe) Limited, Safety 1st Home Products Canada, Inc., 3232301 Canada Inc., and Safety 1st International, Inc. All significant intercompany transactions have been eliminated.

Change in Fiscal Year

Effective in 1997, the Company changed its reporting period from a calendar year to a 52/53 week period ending on the Saturday closest to December 31. The Company's 1997 fiscal year ended on January 3, 1998. There was no material effect on the statement of operations. All references to fiscal 1999, 1998 and 1997 refer to the years ended January 1, 2000, January 2, 1999, and January 3, 1998, respectively.

Inventory

Inventory is valued at the lower of cost (first-in, first-out) or market.

Advertising

Advertising costs are expensed as incurred. Advertising expenses, which consist primarily of promotional and cooperative advertising allowances provided to customers, were approximately $6,822, $5,464, and $3,497 for the years ended January 1, 2000, January 2, 1999, and January 3, 1998, respectively.

Revenue Recognition

The Company recognizes revenue at the time of shipment to its customers.

Property and Equipment

Property and equipment are recorded at cost, including interest on funds borrowed to finance the construction of capital additions. The Company owns the molds and tools used in the production of its products by third party manufacturers. For the years ended January 1, 2000, January 2, 1999 and January 3, 1998 approximately $0, $62 and $153, respectively, of interest incurred in connection with the construction of molds was included in the cost of the molds. For the years ended January 1, 2000, January 2, 1999 and January 3, 1998 approximately $0, $266 and $203, respectively, of interest was capitalized into software systems in process. The molds and tools are depreciated using the straight-line method over 5 to 7 years. Computer equipment and software, furniture and fixtures and warehouse equipment are depreciated using the straight-line method over their estimated useful lives of 3 to 7 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

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

Research and Product Development Costs

Research and product development costs are charged to expense when incurred. Research and development costs for the years ended January 1, 2000, January 2, 1999 and January 3, 1998 were approximately $1,340, $1,118 and $757, respectively.

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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was effective for fiscal years beginning after June 15, 1999. SFAS No. 133 must be adopted prospectively and retroactive application is not permitted. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities, and firm commitments or for forecasted transactions, deferred and recorded as a component of accumulated other comprehensive income (deficit) in stockholders' equity until the hedged transactions occur and are recognized as earnings. The ineffective portion of a hedging derivative" change in fair value will be immediately recognized in earnings. In June 1999, the FASB issued SFAS No. 137, "Accounting and Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. The Company expects to adopt

SFAS No. 133 on January 1, 2001 and does not believe the effect of adopting SFAS No. 133 will have any material effect on its consolidated financial position or results of operations.

Reclassification

Certain amounts as of and for the years ended January 2, 1999 and January 3, 1998 have been reclassified to conform to the current year presentation.

2. REVOLVING CREDIT FACILITY AND TERM LOAN

On October 21, 1999, the Company refinanced its existing bank debt and preferred stock with a new $70,000 credit facility consisting of a six-year, $35,000 senior secured term loan and a five-year, $35,000 senior secured revolving credit facility. On October 21, 1999, $58,200 ($35,000 term loan and $23,200 under the revolver) was outstanding under the new credit facility; $35,200 was used to payoff the Company's existing revolver and term loan, $19,400 was used to redeem the existing preferred stock and accrued dividends (see Note 3), $1,500 was used to payoff the Company's United Kingdom subsidiary's (Safety 1st (Europe) Limited) Inventory and Invoice Discounting Facility, and the remaining $2,100 paid closing costs for the new facility, certain outstanding fees related to its previous credit facility and provided additional funding for the Company's operations. In conjunction with this refinancing, the Company took an after-tax charge in the fourth quarter of fiscal 1999 for $851, related to the unamortized deferred loan acquisition fees related to its previous credit facility. The new facility provided by a syndicate of banks has an initial interest rate, at the Company's option (after 3 months), of LIBOR plus 3.25%, or prime plus 2.00%. Through January 21, 2000 the Company was required to pay interest at prime plus 2.00%. At January 1, 2000 this rate was 10.50%. On a quarterly basis, beginning with the delivery of the financial statements to the lenders for the period ending June 30, 2000, the Company can borrow at lower spreads by meeting certain Leverage Ratio thresholds (as defined). The interest rate can ultimately decrease to as low as LIBOR plus 2.50%, or prime plus 1.25%. The Company pays a commitment fee of 0.5% per annum on the unused balance under the revolving credit facility and a letter of credit fee equal to the current LIBOR spread applied to the face amount of each letter of credit outstanding. As of January 1, 2000, the Company had $11,691 available to be borrowed under the revolving credit facility based upon the advance rate formula in the credit agreement. The principal amount of the term loan is payable in 23 consecutive installments. The payments are due the last day of each quarter beginning March 31, 2000; the last payment is due September 30, 2005. The payments increase each March 31st and remain equal for the subsequent three quarters of each year. The credit facility contains certain financial covenants and restrictions including maximum leverage ratio, maximum capital expenditures, minimum fixed charge coverage, minimum interest coverage ratio and restrictions on dividend payments, and is collateralized by all assets of the Company.

The Company's interest rate exposure primarily relates to its revolving credit facility which contains interest rates based on either LIBOR or the prime rate. The Company has entered into an interest rate swap agreement with a member of the syndicate group for its new revolving credit facility as of December 1, 1999, which has fixed an interest rate of 6.38% for $35,000 of the total facility for a five-year term. The swap can be cancelled by the counterparty after three years. Under the agreement, the Company pays the fixed rate of 6.38% to the counterparty on the first day of each quarter beginning March 1, 2000; in return the Company receives payment from the counterparty at the three month LIBOR rate in effect on the first day of each quarter beginning March 1, 2000.

On July 30, 1997, the Company entered into a five-year $55,000 refinancing of its then existing $45,000 credit facility. The 1997 financing included a $40,000 credit facility providing for $27,500 of revolving working capital financing and a $12,500 term loan. In January 1998, this credit facility was amended to increase the revolving line of credit from $27,500 to $35,000. The credit facility had an interest rate, at the Company's option, of LIBOR plus 2.75% or prime plus 1.75% on the revolving credit facility, and LIBOR plus 3% or prime plus 2% on the term loan. The July 30, 1997 financing also included a $15,000 private placement of 15,000 shares of six-year Series A redeemable preferred stock and the issuance of ten-year warrants to purchase approximately 1,270,000 shares of the Company's common stock, subject to adjustment, at an exercise price of $0.01 per share, as described in Note 3.

3. REDEEMABLE PREFERRED STOCK

In connection with the refinancing of the Company's credit facility on July 30, 1997, as described in Note 2, the Company issued in a private placement 15,000 shares, $1 par value, six year Series A redeemable preferred stock (of the 100,000 shares of preferred stock authorized) with a liquidation preference of $1,000 per share plus accrued but unpaid dividends at the dividend rate of either 10% in cash or 13.25% non-cash, compounded quarterly. The redeemable preferred stock included the issuance of ten-year warrants to purchase approximately 1,270,000 shares of the Company's common stock. In 1999, the warrants were exercised and converted into 1,267,182 shares of common stock. The proceeds of $15,000 from the private placement were allocated to redeemable preferred stock and the warrants in the amount of $8,528 (net of issuance costs of $472) and $5,686 (net of issuance costs of $314), respectively, based on the estimated values at issue date. The excess of the redeemable preferred stock redemption value of $15,000 over the carrying value of $8,528 was accreted in the fiscal year ended January 3, 1998. This acceleration of the accretion in 1997 was due to a change in terms of the redeemable preferred stock which provided for immediate redemption at either the Company's option or, if certain conditions are met, at the holders' option. Pursuant to an agreement among the parties in December 1997, the change was effected by an exchange between the Company and the holders of Series A Preferred Stock for shares of Series B Preferred Stock containing substantially identical features other than the provision relating to the rights of immediate redemption. The Series B Preferred Stock was redeemed on October 21, 1999 using proceeds from the Company's refinancing (see Note 2).

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

For the year ended January 3, 1998, the Company recorded a pre-tax charge of approximately $587 related to the impairment of long-lived assets.

5. RELATED PARTY MATTERS

Fees for services, including expenses, provided by a firm associated with the former Chief Financial Officer amounted to approximately $15, $155 and $378 during the years ended January 1, 2000, January 2, 1999 and January 3, 1998, respectively. Fees for services, including expenses, provided by a firm associated with a former director of the Company amounted to approximately $58, $484 and $834 during the years ended January 1, 2000, January 2, 1999 and January 3, 1998, respectively. Services rendered by these firms included fees in connection with the Company's acquisition of subsidiaries, refinancing of debt, accounting, tax and finance services and other business, legal and tax matters.

6. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain warehouse facilities under an operating lease arrangement. The agreement, which expires in January 2005, includes minimum rental payments of approximately $845 per year plus real estate taxes and other operating costs. The Company has an option to extend this lease for an additional ten year period at an annual rent of approximately $1,095. The Company also has the right to terminate the lease prior to expiration by giving six months prior notice and (in case of a termination during the initial ten year term) paying a termination payment. The termination provision includes a payment table in which the cost of termination is reduced for each year of the lease term.

The Company leases certain computer hardware and software under an arrangement which has been classified as a capital lease. The lease has a thirty-six month payment term and ownership of the asset transfers to the Company at the conclusion of the lease. The total leased capital assets at January 1, 2000 was $1,005 and at January 2, 1999 was $487.

The Company leases equipment, office space, warehousing and other facilities under various arrangements.

Rent expense under operating leases for the years ended January 1, 2000, January 2, 1999 and January 3, 1998 was approximately $2,200, $1,400 and $1,200, respectively. Minimum annual rentals for the five fiscal years subsequent to January 1, 2000 and in the aggregate are as follows:

                                                                           CAPITAL      OPERATING
                                                                           LEASES        LEASES
                                                                           ------        ------
2000................................................................     $      378    $    2,249
2001................................................................            278         2,078
2002................................................................             89         1,916
2003................................................................            --          1,762
2004................................................................            --          1,757
Thereafter..........................................................            --          2,683
                                                                         ----------    ----------
Total minimum lease payments........................................            745    $   12,445
                                                                                       ==========
Imputed interest....................................................            (55)
                                                                         ----------
Present value of minimum capital lease payments.....................            690

Current portion.....................................................           (338)
                                                                         ----------
Long-term capital lease obligations.................................     $      352
                                                                         ==========

Letters of Credit

As of January 1, 2000, the Company was contingently liable for unsecured letters of credit of approximately $2,344. These letters of credit were issued to secure delivery of overseas merchandise.

Royalty and License Agreements

The Company has various license agreements, pursuant to which it has the non-exclusive right to utilize the licensing company's name or logos. In addition, the Company pays royalties to developers for product ideas. Royalty fees range from 2.5% to 12% of related product sales. Royalty fees for the years ended January 1, 2000, January 2, 1999 and January 3, 1998 were $817, $698 and $528, respectively.

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

7. MAJOR CUSTOMERS AND SUPPLIERS

For the years ended January 1, 2000, January 2, 1999 and January 3, 1998, two customers accounted for approximately 51% (27% and 24%), 46% (24% and 22%) and 44% (23% and 21%), respectively, of sales.

For the years ended January 1, 2000, January 2, 1999 and January 3, 1998, two suppliers accounted for approximately 24% (13% and 11%), 34% (18% and 16%) and 37% (20% and 17%), respectively, of total purchases. Certain of the Company's products are manufactured in China and are, therefore, subject to certain trade restrictions. From time to time, the United States Congress has attempted to impose additional restrictions on trade with China. Enactment of legislation, or the imposition of restrictive regulations conditioning or revoking China's "most favored nation" trading status or other trade sanctions, could have a material adverse effect upon the Company's business and products originating from China and the Company could be subjected to substantially higher rates of duty.

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

Income (loss) before income taxes and extraordinary item is as follows:

                                                                          YEARS ENDED
                                                       ---------------------------------------------
                                                         JANUARY 1,     JANUARY 2,     JANUARY 3,
                                                            2000           1999           1998
                                                       -------------  -------------  -------------
                                                                 (dollars in thousands)
Domestic..........................................       $  10,185      $    (706)     $    1,754
Foreign...........................................             417            795           1,502
                                                         ---------      ---------      ----------
                                                         $  10,602      $      89      $    3,256
                                                         =========      =========      ==========

The components of income tax (benefit) expense is as follows:

                                                                       YEARS ENDED
                                                       --------------------------------------------
                                                         JANUARY 1,    JANUARY 2,    JANUARY 3,
                                                            2000          1999          1998
                                                       ------------- -------------   ----------
                                                                 (dollars in thousands)
Federal...........................................      $     3,788   $      (220)   $      760
State, net of federal benefit.....................              598           --            411
Foreign...........................................              141           260            34
Valuation allowance...............................             (800)       (1,145)       (8,400)
                                                        ------------  -----------    ----------
                                                        $     3,727   $    (1,105)   $   (7,195)
                                                        ===========   ===========    ==========

Current...........................................      $     1,539   $       411    $      187
Deferred..........................................            2,188        (1,516)       (7,382)
                                                        -----------   -----------    ----------
                                                        $     3,727   $    (1,105)   $   (7,195)
                                                        ===========   ===========    ==========

The components of the net deferred tax asset (liability) were as follows:

                                                                              YEARS ENDED
                                                                    -------------------------------
                                                                       JANUARY 1,        JANUARY 2,
                                                                          2000              1999
                                                                    ----------------  -------------
                                                                          (dollars in thousands)
DEFERRED TAX ASSETS:
Net operating loss carryforward................................        $     6,176       $    11,372
Accounts receivable allowances.................................              1,075               654
Inventories....................................................                446               285
Balance sheet reserves and allowances..........................              3,049             1,977
Other..........................................................                765               419
                                                                       -----------       -----------
Total deferred tax assets......................................             11,511            14,707
Less: valuation allowance......................................                ---              (800)
                                                                       -----------       -----------
Net deferred tax asset.........................................             11,511            13,907
                                                                       ===========       ===========
DEFERRED TAX LIABILITIES:
Depreciation...................................................             (2,458)           (2,670)
Patents and trademarks.........................................               (125)             (122)
                                                                       -----------       -----------
Total deferred tax liabilities.................................             (2,583)           (2,792)
                                                                       -----------       -----------
Total net deferred tax asset...................................        $     8,928       $    11,115
                                                                       ===========       ===========

The net change in the valuation allowance for fiscal 1999 was $800 which has been included as a component of the income tax benefit. The Company has approximately $16,000 of net operating losses available which expire in years 2011 through 2012.

Realization of the $8,928 net deferred tax asset is dependent on the Company's ability to generate approximately $24,000 in taxable income during the carryforward period. Management believes it is more likely than not that the asset will be realized based upon the strategic initiatives undertaken in 1996 to simplify operations by reducing the number of SKU's, discontinuing products that did not meet certain sales, quality, and profitability objectives and to tighten expense control. During the last three years the Company began to experience the positive effects of these initiatives and expects to continue to benefit in future years. However, there can be no assurances that the Company will meet its expectations of future income. As a result, the amount of the deferred tax assets considered realizable could be reduced in the near and long term if estimates of future income are reduced. Such an occurrence could materially adversely affect the Company's financial position and results of operations. The Company will continue to evaluate the realizability of the deferred tax assets quarterly.

Deferred income taxes are not provided on the undistributed earnings of foreign subsidiaries aggregating approximately $2,200 at January 1, 2000, as such earnings are expected to be permanently reinvested in these companies.

The differences between the statutory federal income tax rate of 34% and income taxes reported in the statements of operations are as follows:

                                                                           YEARS ENDED
                                                             ----------------------------------------
                                                              JANUARY 1,     JANUARY 2,    JANUARY 3,
                                                                 2000           1999          1998
                                                             -----------    -----------    ----------
                                                                       (dollars in thousands)
Statutory rate.........................................      $     3,605    $        30    $    1,107
State and local taxes, net of federal benefit..........              530             --           411
Valuation allowance....................................             (800)        (1,145)       (8,400)
Foreign net operating loss carryforwards...............              --             --           (546)
Other..................................................              392             10           233
                                                             -----------    -----------    ----------
                                                             $     3,727    $    (1,105)   $   (7,195)
                                                             ===========    ===========    ==========

9. EMPLOYEE BENEFIT PLANS

Stock Option Plans

As of January 1, 2000, the Company had four stock option plans providing for the granting of options to purchase up to 2,900,000 shares of common stock of which, as of such date, 2,673,914 options were outstanding. These plans provide for the awarding of incentive and non-qualified stock options to employees, directors, independent contractors and others who may contribute to the success of the Company. Options are exercisable within ten years (5 years for greater than 10% shareholders with respect to incentive stock options) of the date of grant at a price determined by the Board of Directors or a committee of the Board of Directors. Substantially all of these options vest over a period not to exceed thirty months.

In addition to these four plans, the Company has issued 35,000 non-qualified options (15,000 options at $12.00 per share and 20,000 options at $21.25 per share) to a former director of the Company at a price not less than the fair market value on the dates of the grants. During 1995, all of the 15,000 options with an option price of $12 per share were exercised. During fiscal 1999, the remaining 20,000 options were cancelled.

A summary of changes in these stock option plans and the non-plan options during the years ended January 1, 2000, January 2, 1999 and January 3, 1998 are as follows:

                                                                   EMPLOYEES                  NON-EMPLOYEES
                                                          ------------------------       -----------------------
                                                                          WEIGHTED                      WEIGHTED
                                                             NUMBER        AVERAGE        NUMBER         AVERAGE
                                                               OF         EXERCISE          OF          EXERCISE
                                                             OPTIONS        PRICE         OPTIONS         PRICE
                                                             -------        -----         -------         -----
Balance -- December 31, 1996.......................          715,664   $     7.30        285,800      $    7.53
Granted............................................          776,800         6.52          1,100           6.27
Exercised..........................................           (3,032)        6.50            --             --
Canceled...........................................          (58,297)        6.74            --             --
                                                            --------      -------        -------        ------

Balance - January 3, 1998..........................        1,431,135         6.76        286,900           7.53
Granted............................................          362,950         6.53            --             --
Exercised..........................................          (43,334)        6.56           (500)          6.50
Canceled...........................................         (111,001)        6.76        (42,375)          7.53
                                                            --------      -------        -------        -------

Balance - January 2, 1999..........................        1,639,750         6.69        244,025           7.53
Granted............................................          933,400         3.49            --             --
Exercised..........................................          (11,216)        4.20            --             --
Canceled...........................................          (86,845)        5.91        (45,200)          7.47
                                                            --------      -------        -------        -------

Balance - January 1, 2000..........................        2,475,089         5.52        198,825           7.54
                                                            --------      -------        -------        -------
Options Exercisable - January 1, 2000..............        1,695,969      $  6.07        198,825        $  7.54
                                                            --------      -------        -------        -------

The Compensation Committee of the Board of Directors voted on July 30, 1996, to amend certain stock option agreements by changing the exercise price to $6.50 per share. These agreements covered 629,756 shares with original exercise prices ranging from $12.00 to $27.00 per share.

The following table summarizes option data as of January 1, 2000:

                                                             WEIGHTED
                                                              AVERAGE       WEIGHTED                       WEIGHTED
                                                             REMAINING       AVERAGE                        AVERAGE
          RANGE OF                         NUMBER           CONTRACTUAL     EXERCISE         NUMBER        EXERCISE
       EXERCISE PRICES                   OUTSTANDING           LIFE           PRICE        EXERCISABLE       PRICE
       ---------------                   -----------           ----           -----        -----------       -----
    Employees
    $  5.00 - $10.00.............        2,465,580             6.6           $  5.47       1,686,460        $  6.00
      10.01 -  15.00.............            1,175             5.3             10.50           1,175          10.50
      15.01 -  20.00.............            8,334             4.5             19.00           8,334          19.00
                                          --------             ---           -------        --------        -------
                                         2,475,089             6.6           $  5.52       1,695,969        $  6.07
                                         ---------             ---           -------        --------        -------
    Non-Employees
    $  6.00 - $10.00.............          173,825             4.9           $  6.90         173,825        $  6.90
      10.01 -  15.00.............           25,000             3.5             12.00          25,000          12.00
                                          --------             ---           -------        --------        -------
                                           198,825             4.5           $  7.54         198,825        $  7.54
                                          --------             ---           -------        --------        -------

The Company measures compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25 in accounting for its stock compensation plans. Accordingly, no compensation cost has been recorded for options granted to employees or directors during the years ended January 1, 2000, January 2, 1999 and January 3, 1998.

The weighted average fair value at the date of grant for options granted during the years ended January 1, 2000, January 2, 1999 and January 3, 1998 was $1.47, $2.01 and $1.98, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                                                YEARS ENDED
                                                                     -----------------------------------
                                                                     JANUARY 1,   JANUARY 2,   JANUARY 3,
                                                                        2000         1999         1998
                                                                     ----------   ----------   ---------
Expected life(years).........................................             3            3            3
Interest.....................................................           6.5%         6.5%        6.14%
Volatility...................................................            65%          40%          40%
Dividend yield...............................................             0%           0%           0%

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company's net income (loss) available to common shareholders and income (loss) per common share on a diluted basis would have been reduced to the pro forma amounts indicated below:

                                                                                  YEARS ENDED
                                                                   -----------------------------------------
                                                                     JANUARY 1,    JANUARY 2,     JANUARY 3,
                                                                        2000          1999           1998
                                                                        ----          ----           ----
                                                                             (dollars in thousands)
Net income (loss) - as reported...............................      $     4,216   $    (1,011)    $    3,140
Net income (loss) - pro forma.................................      $     3,015   $    (2,823)    $    1,151
Net income (loss) per common share - as reported..............      $      0.47   $     (0.14)    $     0.40
Net income (loss) per common share - pro forma................      $      0.34   $     (0.39)    $     0.15

The initial application of SFAS 123 for pro forma disclosure may not be representative of the future effects of applying the statement.

Profit Sharing Plan

The Company sponsors a Defined Contribution 401-k Plan (401-k Plan), whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The 401-k Plan provides for a matching contribution by the Company at the discretion of the Board of Directors. The Company did not elect to contribute to this plan for the years ended January 1, 2000, January 2, 1999 and January 3, 1998.

10.  ACQUISITIONS

On January 4, 1996, the Company acquired all of the outstanding stock of EEZI Group Holdings Ltd., a United Kingdom distributor of juvenile products, now named Safety 1st (Europe) Limited, for cash of $260, issuance of notes payable of $949 ($0 outstanding as of January 1, 2000 after post-closing adjustments), and payment of acquisition costs of $1,032. The fair value of assets acquired, including goodwill, was $2,668 and liabilities assumed was $426. The excess of the aggregate of purchase price over the fair value of net assets acquired of $2,181 was recognized as goodwill and is being amortized over 25 years. The net assets acquired included primarily inventory and fixed assets.

Effective February 1, 1996, the Company acquired all of the outstanding stock of Orleans Juvenile Products Inc., the Canadian distributor of the Company's products (now named Safety 1st Home Products Canada Inc.), for cash of $1,067, issuance of notes payable of $1,650, and payment of acquisition costs of $624,. The fair value of assets acquired, including goodwill, was $9,496 and liabilities assumed was $6,155. The purchase price was allocated to the net assets acquired based upon their estimated fair value. The excess of the purchase price over the fair value of assets acquired of $4,349 was recognized as goodwill and is being amortized over 25 years. The net assets acquired included primarily accounts receivable, inventory, accounts payable and bank debt.

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

METHOD OF DETERMINING SEGMENT PROFIT OR LOSS

Management evaluates the performance of its operating segments individually to monitor the different factors affecting financial performance. Segment profit or loss includes substantially all of the segment's costs of production, distribution and administration. The Company manages income taxes on a global basis, and thus evaluates segment performance based on operating profit or loss. The Company manages financial costs, such as exchange gains and losses and interest income and expense, on a global basis. Information about the Company's operations in the different geographic areas as of and for the fiscal years ended January 1, 2000, and January 2, 1999 is as follows (amounts in thousands):

                                                                                     UNITED
                                                                         UNITED      KINGDOM
                                                                         STATES    AND CANADA    ELIMINATIONS    CONSOLIDATED
                                                                         ------    ----------    ------------    ------------
JANUARY 1, 2000
Net sales to unaffiliated customers................................    $ 137,439      $20,518        $   --          $ 157,957
Transfers between geographic locations.............................       15,251                     (15,251)              --
                                                                       ---------      -------        --------        --------
Total..............................................................    $ 152,690      $20,518        $(15,251)       $ 157,957
                                                                       =========      =======        ========        =========
Operating profit...................................................    $  12,022      $ 2,910        $   --          $  14,932
                                                                       =========      =======        =======         =========
Identifiable assets................................................    $  83,936      $ 5,345        $   --          $  89,281
                                                                       =========      =======        =======         =========

JANUARY 2, 1999
Net sales to unaffiliated customers................................    $ 104,700      $16,580        $   --          $ 121,280
Transfers between geographic locations.............................        7,871                      (7,871)              --
                                                                       ---------      -------        -------         --------
Total..............................................................    $ 112,571      $16,580        $(7,871)        $ 121,280
                                                                       =========      =======        =======         =========
Operating profit...................................................    $   2,190      $ 1,939        $    14         $   4,143
                                                                       =========      =======        =======         =========
Identifiable assets................................................    $  75,245      $ 6,232        $   --          $  81,477
                                                                       =========      =======        =======         =========

JANUARY 3, 1998
Net sales to unaffiliated customers................................    $  92,312      $12,666        $   --          $ 104,978
Transfers between geographic locations.............................        4,968          --          (4,968)              --
                                                                       ---------      -------        -------         --------
Total..............................................................    $  97,280      $12,666        $(4,968)        $ 104,978
                                                                       =========      =======        =======         =========
Operating profit...................................................    $   5,738      $ 1,494        $   142         $   7,374
                                                                       =========      =======        =======         =========
Identifiable assets................................................    $  76,848      $ 2,543        $   142         $  79,533
                                                                       =========      =======        =======         =========

Transfers between the geographic areas primarily represent intercompany export sales and are accounted for based on established sales prices between the related companies. In computing operating profit, no allocations of general corporate expenses have been made.

Identifiable assets of geographic areas are those assets related to the Company's operations in each area. Cash at January 1, 2000 includes approximately $463 of amounts held in foreign bank accounts.

International sales from domestic operations were approximately $7,607, $6,998 and $7,759 for the years ended January 1, 2000, January 2, 1999 and January 3, 1998, respectively.

Foreign currency fluctuations could have a material effect on the Company's financial position and results of operations.

12.  EARNINGS PER SHARE

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding during the fiscal year as follows: 7,865,000 in 1999, 7,218,000 in 1998, and 7,187,288 in 1997. Diluted earnings per share are based on the weighted-average number of shares of common stock and common stock equivalents outstanding at year-end as follows: 8,881,000 in 1999, 7,218,000 in 1998 and 7,827,876 in 1997. Weighted-average share figures for fiscal 1999, 1998 and 1997 include common stock equivalents of 1,016,000, 0 and 640,588, respectively. Common stock equivalents have been excluded from weighted-average shares for 1998 as inclusion would be anti-dilutive. Options to purchase 505,673 and 397,968 shares of common stock at prices ranging from $7.25 to $19.00 were outstanding at January 1, 2000 and January 3, 1998, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common stock for the respective period. Options to purchase 1,883,775 shares of common stock outstanding at January 2, 1999 were not included in the 1998 diluted earnings per share computation as inclusion would be anti-dilutive.

13.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the fiscal years ended January 1, 2000 and January 2, 1999 (dollars in thousands, except per share amounts):

JANUARY 1,  2000                                                                APRIL 3    JULY 3    OCTOBER 2    JANUARY 1 (1)
                                                                                -------    ------    ---------    ------------
Net sales.............................................................          $39,835    $39,938      $40,848      $37,336
Gross Profit..........................................................           15,525     15,594       15,703       14,307
Operating Income......................................................            3,922      4,563        3,950        2,497
Net Income............................................................            1,860      2,263        1,903           (2)
Net Income (loss) available to Common Shareholders....................            1,262      1,645        1,422         (113)
Basic earnings (loss) per common share (3)............................            $0.17      $0.23        $0.17        $(.01)
Diluted earnings (loss) per common share (3)..........................            $0.15      $0.19        $0.16        $(.01)


JANUARY 2,  1999                                                                APRIL 4     JULY 4      OCTOBER 3     JANUARY 2  (2)
----------------                                                                -------     ------      ---------     -------------
Net sales.............................................................         $30,936     $32,952       $32,442         $24,950
Gross Profit..........................................................          12,342      12,889        12,407           8,630
Operating Income......................................................           2,412       3,092         2,621          (3,983)
Net Income............................................................             937       1,392         1,556          (2,692)
Net Income (loss) available to Common Shareholders....................             413         850           996          (3,270)
Basic earnings (loss) per common share (3)............................           $0.06       $0.12         $0.14          $(0.45)
Diluted earnings (loss) per common share (3)..........................           $0.05       $0.10         $0.12          $(0.45)

(1) The results for the fourth quarter include an extraordinary charge of $851, net of tax, related to the write-off of deferred loan fees associated with the Company's 1997 financing agreements, due to the Company's bank refinancing in October, 1999 (see Note 2).

(2) Special charges for the fourth quarter ended January 2, 1999 totaled $2,069. Approximately $1,100 of the charge relates to the Company's elimination of the chemical diisononyl phthalate ("phthalates") from all of its products which are intended for the mouth, including pacifiers and teethers. This action was taken in response to a public announcement issued by the Consumer Products Safety Commission which stated that although there is no substantial evidence that the use of phthalates is a health hazard, consumers may want to avoid giving mouthable products that include phthalates to children under three years of age. The Company has discontinued the use of phthalates in the manufacture of its mouthable products and replaced these products with phthalate-free versions during the first half of 1999. The remaining $969 of the special charges relates to several one-time items that occurred in the fourth quarter, including the resolution of two matters which had previously been in dispute, as well as severance costs.

(3) The sum of the quarterly net income (loss) per share amounts does not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the twelve months based on the weighted average common shares outstanding in each such period.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is included in Registrant's definitive proxy statement for the 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after January 1, 2000, and is incorporated herein by reference.

ITEM 11 -- EXECUTIVE COMPENSATION

    The information required by this item is included in Registrant's definitive proxy statement for the 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after January 1, 2000, and is incorporated herein by reference, except that the sections in said definitive proxy statement which respond to paragraphs (k) and (l) of Item 402 of Regulation S-K shall not be deemed incorporated herein by reference or "filed" with the Securities and Exchange Commission or subject to Section 18 of the Securities Exchange Act of 1934.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is included in Registrant's definitive proxy statement for the 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after January 1, 2000, and is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is included in Registrant's definitive proxy statement for the 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after January 1, 2000, and is incorporated herein by reference.

                                     PART IV

ITEM 14 -- EXHIBITS. FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Financial Statements. Financial Statement Schedules and Exhibits

    (1) Financial Statements

        Included in Part II, Item 8 of this Report

        Report of the Independent Certified Public Accountants

        Consolidated Balance Sheets at January 1, 2000 and January 2, 1999

        Consolidated Statements of Operations for the Three Fiscal Years Ended
           January 1, 2000, January 2, 1999 and January 3, 1998

        Consolidated Statements of Changes in Stockholders' Equity for the Three
           Fiscal Years Ended January 1, 2000, January 2, 1999 and January 3,
           1998

        Consolidated Statements of Cash Flows for the Three Fiscal Years Ended
           January 1, 2000, January 2, 1999 and January 3, 1998

    (2) Financial Statement Schedule

        Included in PART IV, Item 14(c) of this Report on pages 42 and 43:

        Report of Independent Certified Public Accountants on Financial Statement Schedule For the three Fiscal Years Ended January 1, 2000, January 2, 1999 and January 3, 1998 Schedule II - Valuation and Qualifying Accounts

        Schedules other than that listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

    (3) Exhibits

        The Company will furnish to any shareholder, upon written request, any exhibit listed below upon payment by such shareholder to the Company of the Company's reasonable expenses in furnishing such exhibit.

Exhibit Description

        3(a) Registrant's Restated Articles of Organization (Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-59016) filed on March 4, 1993, as amended, and incorporated herein by reference)

        3(b) Registrant's Restated By-laws (Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-59016) filed on March 4, 1993, as amended, and incorporated herein by reference)

        4(a) Specimen Certificates (Exhibit 4 to the Registrant's Report on Form 10-Q for the period ended March 31, 1996 and incorporated herein by reference)

        10(a)* Employment Agreement between Registrant and Michael I. Lerner (Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-59016) filed on March 4, 1993, as amended, and incorporated herein by reference)

        10(b)* Employment Agreement between Registrant and Michael S. Bernstein (Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-59016) filed on March 4, 1993, as amended, and incorporated herein by reference)

        10(c)* 1993 Incentive and Non-Qualified Stock Option Plan (Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-59016) filed on March 4, 1993, as amended, and incorporated herein by reference)

        10(d)* 1993-A Employee and Director Stock Option Plan (Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-74784) filed on February 3, 1994, as amended, and incorporated herein by reference)

        10(e)* Registrant's 401(k) Plan (Exhibit to the Registrant's Registration Statement on Form S-1 (No. 3359016) filed on March 4, 1993, as amended, and incorporated herein by reference)

        10(f) Indenture of Lease dated September 13, 1994 entered into by Glenbervie, Inc. and the Registrant pertaining to leased premises in Londonderry, NH (Exhibit 10.1 to the Registrant's Report on Form 10-Q for the period ended September 30, 1994 and incorporated herein by reference)

        10(g) Agreement for Purchase of Shares dated as of January 4, 1996, between Stephen Paul Tollman and Registrant (excluding Schedules and Exhibits other than Purchase Price and Warranty Schedules) (Exhibit 10(g) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

        10(h) Stock Purchase Agreement dated as of March 15, 1996, by and among Registrant, its subsidiary 3232301 Canada Inc., and Stephen Orleans (excluding Schedules and Exhibits) (Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

        10(i)* 1996 Employee and Director Stock Option Plan adopted as of September 18, 1996 (Exhibit 10.15 to the Registrant's Report on Form 10-Q for the period ended September 30, 1996 and incorporated herein by reference)

        10(j)* 1996 Nonqualified Stock Option Plan adopted as of September 18, 1996 (Exhibit 10.16 to the Registrant's Report on Form 10-Q for the period ended September 30, 1996 and incorporated herein by reference)

        10(k)* Employment Agreement dated February 19, 1997, between Registrant and Richard E. Wenz (Exhibit 10(o) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

        10(l) Amendment to Lease dated November 14, 1996, between the Registrant and Glenbervie, Inc. (Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

        10(m) Credit Agreement dated as of October 21, 1999, among the Company and Union Bank of California, N.A. as Syndication Agent, LaSalle Bank National Association, as Documentation Agent, Banque Nationale de Paris, as Administrative Agent and Issuing Bank, and BNP Capital Markets, LLC as Lead Arranger ("BNP Credit
        Agreement").

        10(n) First Amendment dated February 2, 2000, to BNP Credit Agreement.

        10(o) Employment and Consulting Agreement dated January 1, 2000 between the Registrant and Michael S. Bernstein.

        10(p) Indenture of Lease dated July 23, 1999 entered into by New Boston Batterymarch Limited Partnership and the Registrant pertaining to leased premises in Canton, MA

        10(q) Amendment to Lease dated July 23, 1999, between the Registrant and New Boston Batterymarch Limited Partnership (Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the year ended January 1, 2000 and incorporated herein for reference)

        21 List of Subsidiaries of the Registrant (Exhibit 21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

        23 Consent of Independent Certified Public Accountants

        27 Financial Data Schedule

    * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.

    The Company agrees to furnish the Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt of the Company.

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

SAFETY 1ST, INC. (Registrant)

By:  /s/ Michael Lerner                                    Date: March 30, 2000
     -----------------------------------
     Michael Lerner
     Chairman of the Board

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                   TITLE                                            DATE
                  ---------                                   -----                                            ----
/s/ Michael Lerner                             Chief Executive Officer and Director                      March 30, 2000
--------------------------------------         (Principal Executive Officer)
Michael Lerner

/s/ Richard E. Wenz                            Chief Operating Officer                                   March 30, 2000
--------------------------------------
Richard E. Wenz

/s/ Joseph S. Driscoll                         Chief Financial Officer                                   March 30, 2000
--------------------------------------
Joseph S. Driscoll

/s/ Michael S. Bernstein                       Director                                                  March 30, 2000
--------------------------------------
Michael S. Bernstein

/s/ John Howard                                Director                                                  March 30, 2000
--------------------------------------
John Howard

/s/ Frank Haydu                                Director                                                  March 30, 2000
--------------------------------------
Frank Haydu

/s/ Mark Reichenbaum                           Director                                                  March 30, 2000
--------------------------------------
Mark Reichenbaum

/s/ Joseph T. Wood                             Director                                                  March 30, 2000
--------------------------------------
Joseph T. Wood

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

To the Board of Directors
Safety 1st, Inc.

In connection with our audits of the consolidated financial statements of Safety 1st, Inc. and subsidiaries referred to in our report dated February 2, 2000 which is included in the annual report on Form 10-K, we have also audited
Schedule II for each of the three fiscal years in the period ended January 1, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                           GRANT THORNTON, LLP

Boston, Massachusetts
February 2, 2000

                                                                     SCHEDULE II

                                SAFETY 1ST, INC.
                        VALUATION AND QUALIFYING ACCOUNTS


                                                                      ADDITIONS CHARGED
                                                    BEGINNING OF         TO COST AND
                      DESCRIPTION                      PERIOD               EXPENSES          DEDUCTION      END OF PERIOD

                    JANUARY 1, 2000
            Accounts Receivable Allowances (A)       $3,980,000           $7,708,000          $5,356,000       $6,332,000

                    JANUARY 2, 1999
            Accounts Receivable Allowances (A)       $3,679,000           $6,229,000          $5,928,000       $3,980,000

                    JANUARY 3, 1998
            Accounts Receivable Allowances (A)       $6,985,000           $4,212,000          $7,518,000       $3,679,000

         (A) The Accounts Receivable Allowances include bad debt reserves, and reserves for estimated customer chargebacks related to returned product, defective product, and related issues.