Form 10-K/A
period 2000-01-01
SAFETY 1ST INC
filed 2000-04-28
CIK 898306

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-K/A

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

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

The aggregate market value of the common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are "affiliates") was $38,966,245 at April 14, 2000, based on the closing sales price of $10.81 per share for the common stock on such date on the Nasdaq Market.

The number of shares of the registrant's common stock outstanding at April 14, 2000 was 8,612,681.

This Amendment amends and supplements the Form 10-K filed by the Company on March 31, 2000 by adding the following Part III, Items 10 through 13:

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                   MANAGEMENT

NAME                                                                POSITION                                                    AGE
----                                                                --------                                                    ---
Michael Lerner................................................      Chairman of the Board of Directors and Chief Executive     46
                                                                    Officer
Richard E. Wenz...............................................      President and Chief Operating Officer                      50
Michael S. Bernstein..........................................      Executive Vice President and Director                      57
Stephen R. Orleans............................................      President of Safety 1st Home Products Canada, Inc.         41
Joseph S. Driscoll............................................      Chief Financial Officer and Treasurer                      35
Mark Reichenbaum..............................................      Director                                                   50
Joseph T. Wood................................................      Director                                                   54
John D. Howard................................................      Director                                                   48
Frank W. Haydu................................................      Director                                                   52

BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS

    Michael Lerner, a co-founder of the Company, has served as Chief Executive Officer and Chairman of the Board of Directors of the Company since its organization in 1984 and as its President until 1997. From 1976 to 1984, Mr. Lerner served as Executive Vice President of Career Management Services, Inc., an executive placement service.

    Richard E. Wenz became the Company's President and Chief Operating Officer in February 1997. During 1995 and 1996, Mr. Wenz was a Partner with the Lucas Group, a strategy consulting firm in Boston, Mass. From 1992 to 1994, Mr. Wenz served as President and Chief Executive Officer of Professional Golf Corporation.

    Michael S. Bernstein has served as Executive Vice President of the Company since November 1992 and as a Director since March 1996. Mr. Bernstein joined the Company in 1986 as Vice President of Marketing. From 1984 to 1986, Mr. Bernstein served as Executive Vice President of Monterey Labs, an infant feeding manufacturer. From 1975 to 1984, he served in various capacities, including Vice President, with Sanitoy, Inc., a baby products manufacturer. Mr. Bernstein became a consultant to the company effective January 1, 2000.

    Stephen R. Orleans, President of Safety 1st Home Products Canada Inc. (the Company's wholly owned subsidiary located in Montreal, Canada), founded Orleans Juvenile Products Inc. in 1989 and as its President developed it into one of the leading distributors of juvenile products in Canada. Orleans Juvenile Products Inc. was acquired by the Company effective February 1996.

    Joseph S. Driscoll joined the Company in April 1997 as Controller, and was named the Company's Chief Financial Officer in September 1998. From 1993 to 1997, Mr. Driscoll served in various capacities, including Assistant Corporate Controller, for Staples, Inc., a retailer of office supplies and equipment.

    Mark Reichenbaum, a Director of the Company since May 1997, is President of Haja Capital Corporation, a private investment firm which he founded in 1997. From 1972 to 1997 Mr. Reichenbaum was President of Medo Industries, Inc., a manufacturer of consumer goods. Mr. Reichenbaum had also been serving as Vice President of Quaker State Oil Corporation from October 1996, when it acquired Medo Industries, Inc., until October 1997.

    Frank W. Haydu III, a Director of the Company since June 1999, is Vice Chairman of Haydu & Lind, a senior living development and management company, and is a member of Albany Molecular Research, Inc.'s Board of Directors. For five years, Mr. Haydu was a Managing Director at Kidder Peabody & Company. Mr Haydu also served as interim Chief Executive Officer of the Tufts New England Medical Center.

    John D. Howard, a Director of the Company since July 1997, has been a Senior Managing Director in the Merchant Banking Division of Bear, Stearns & Co., Inc., an investment banking firm, since March 1997. Prior to joining Bear, Stearns & Co., Inc., Mr. Howard served as the Chief Executive Officer of Gryphon Capital Partners, a private investment firm, from June 1996 to March 1997 and as Co-Chief Executive Officer of Vestar Capital Partners, Inc., a private investment firm, from 1990 to 1996. Mr. Howard is a director of Dyersburg Corp. and Celestial Seasonings, Inc.

    Joseph T. Wood, a Director of the Company since November 1999 replaced Michael J. Batal III as DB Capital Partners Inc. representative in November of 1999. Mr. Wood has been a senior member of DB Capital and its predecessor BT Capital for 12 years. Since 1989, Mr. Wood has played a critical role in a majority of DB Capital's investments. He serves as a board member for several of DB Capital's portfolio companies. He has worked for Deutsche Bank and its predecessor Bankers Trust since 1970 in the corporate lending, credit and money market areas.

    On July 30, 1997 in connection with the purchase by DB Capital Partners, Inc. ("DB Capital"), formerly BT Capital Partners, Inc., and Bear, Stearns & Co., Inc. ("Bear Stearns") of shares of the Company's preferred stock and of warrants to purchase the Company's Common Stock, Bear Stearns and DB Capital entered into a Voting Agreement with the Company, Michael Lerner and Michael Bernstein pursuant to which each party to the Agreement (with the exception of the Company) agreed to vote all of their respective holdings of Common Stock to elect one person designated by Bear Stearns (subject to the satisfaction of a minimum percentage holding of Common Stock equivalents by Bear Stearns) and one person designated by DB Capital (subject to the satisfaction of a minimum percentage holding of Common Stock equivalents by DB Capital) to the Company's Board of Directors. In addition, under the terms of the Voting Agreement, the Company agreed to use its best efforts to cause the persons designated by DB Capital and Bear Stearns to be nominated to the Company's Board of Directors. Messrs. Joseph Wood and John Howard are the persons designated by DB Capital and Bear Stearns, respectively.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES

    The Board of Directors held a total of five meetings during 1999 (and acted by written consent four times). All incumbent directors attended at least 75 percent of those meetings, and of the committees of which they were members, that were held while they were serving on the board or such committee.

    The Audit Committee of the Board of Directors, which consisted of Messrs. Haydu, Reichenbaum, and Howard held one meeting during 1999. The Audit Committee recommends engagement of the Company's independent accountants and is primarily responsible for reviewing their performance and their fees and for reviewing and evaluating with the independent auditors and management the Company's accounting policies and its system of internal accounting controls.

    The Compensation Committee of the Board of Directors, which consisted of Messrs. Reichenbaum, Howard and Batal (who resigned from the Board on September 1, 1999) met once during 1999. The Compensation Committee recommends to the Board of Directors the compensation of executive officers of the Company.

    The Stock Option Committee met once during 1999. The members of the Stock Option Committee are Messrs. Lerner and Bernstein. The Stock Option Committee has in the past administered and made awards under the Company's 1993 Incentive and Non-Qualified Stock Option Plan and the 1993-A Employee and Director Stock Option Plan. It is expected that the Stock Option Committee will continue to administer and make awards under the Company's 1996 Employee and Director Stock Option Plan and the Company's 1996 Nonqualified Stock Option Plan, except those persons who are executive officers, directors or 10% shareholders, whose awards are administered by the Board of Directors.

    The Company has no nominating committee.

TERMS OF OFFICE OF DIRECTORS AND OFFICERS

    All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers of the Company hold office until the first meeting of directors following the next annual meeting of stockholders, and in the case of the President, Treasurer and Clerk, until their successors are duly chosen and qualified.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Under Section 16(a) of the Exchange Act, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Specific due dates for these reports have been established, and the Company is required to report in this Proxy Statement any failure to file by these dates during or with respect to 1999.

    Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that all of these filing requirements were satisfied by its directors, executive officers and ten percent holders with respect to transactions during its 1999 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION


                             EXECUTIVE COMPENSATION;
              BOARD OF DIRECTORS COMPENSATION; CERTAIN ARRANGEMENTS

EXECUTIVE COMPENSATION

    The following table sets forth the compensation earned for services rendered to the Company and its subsidiaries for each of the last three fiscal years by: the Company's Chief Executive Officer and the four other highest paid executive officers whose salary and bonus earned during the 1999 fiscal year were in excess of $100,000 and who were serving as executive officers at the end of the 1999 fiscal year. The individuals included in the table are collectively referred to as the "Named Executive Officers".

                           SUMMARY COMPENSATION TABLE

                                                                                                                     LONG TERM
                                                                                                                   COMPENSATION
                                                                                                                      AWARDS
                                                                                                                   ------------
                                                                                                                    SECURITIES
                                                                                        ANNUAL COMPENSATION         UNDERLYING
                                                                                        -------------------          OPTIONS/
NAME AND PRINCIPAL POSITION                                                     YEAR   SALARY($)     BONUS($)        SAR(S)(#)
---------------------------                                                     ----   ---------     --------        ---------
        Michael Lerner....................................................      1999     337,800         0              0
          Chairman and Chief Executive Officer                                  1998     330,288         0              0
                                                                                1997     230,769         0              0

        Richard E. Wenz(1)................................................      1999     327,406         0           250,000
          President and Chief Operating Officer                                 1998     320,481       45,000         75,000
                                                                                1997     252,692       60,000        250,000

        Michael S. Bernstein..............................................      1999     200,081         0              0
          Executive Vice President                                              1998     195,663         0              0
                                                                                1997     134,616         0              0

        Joseph S. Driscoll (2)............................................      1999     175,000       40,000         20,000
        Chief Financial Officer and Treasurer                                   1998     139,489       12,500         50,000
                                                                                1997      90,465       20,000         12,000

        Stephen R. Orleans(3).............................................      1999     158,501       25,000         55,000
          President,                                                            1998     124,112        5,000          5,000
          Safety 1st Home Products Canada, Inc.                                 1997     109,711     (4)7,500      (4)25,000

(1)  Mr. Wenz became employed by the Company in 1997.

(2) Mr. Driscoll became employed by the Company in 1997 and became an executive officer of the Company in 1998.

(3) Mr. Orleans became an executive officer of the Company in 1996. Amounts exclude consideration received in connection with the Company's acquisition of Orleans Juvenile Products Inc. See "Certain Relationships and Related Transactions".

(4) In lieu of a guaranteed minimum bonus of approximately $25,000 due Mr. Orleans under his employment agreement in respect of 1996, Mr. Orleans agreed to accept options to acquire 25,000 shares of Common Stock, which were awarded to him on April 1, 1997 at an exercise price of $6.00 per share (the fair market value of the Common Stock on the date of grant).

    The following table sets forth information with respect to the stock option grants made during the last completed fiscal year to each of the named executive officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                            INDIVIDUAL GRANTS(1)                         POTENTIAL REALIZED
                                          --------------------------------------------------------        VALUE AT ASSUMED
                                           NUMBER OF                                                       ANNUAL RATES OF
                                          SECURITIES   PERCENT OF TOTAL                                  STOCK APPRECIATION
                                          UNDERLYING  OPTIONS GRANTED TO    EXERCISE                     FOR OPTION TERM(2)
                                            OPTIONS      EMPLOYEES IN         PRICE     EXPIRATION       ------------------
NAME                                      GRANTED(#)      FISCAL YEAR       ($/SHARE)      DATE           5%            10%
----                                      ----------      -----------       ---------      ----           --            ---
Michael Lerner ..................                 0         --              --              --                --            --
Richard E. Wenz .................           250,000         26.6%           2.88      03/11/2009        $  452,804    $1,147,495
Michael S. Bernstein ............                 0         --              --              --                --            --
Joseph S. Driscoll ..............            20,000          2.1%           2.88      03/11/2009        $   36,224    $   91,800

Stephen R. Orleans ..............            50,000          5.3%           2.88      03/11/2009        $   90,561    $  229,499
                                              5,000          0.6%           5.37      07/19/2009        $   16,886    $   42,792

(1) When granted, each option had a term of ten years and vests as follows:
    33.3% of the options vest 6 months after the grant date, an additional 33.3% vest 18 months after the grant date, and the final 33.3% vest 30 months after the grant date. The exercise price for each option is the fair market value of the Common Stock on the date of grant. The option exercise period may be reduced in the event of death, disability or other termination of service to the Company, and such period may also be reduced, and the time at which options become exercisable may be accelerated, upon changes in control or other fundamental corporate changes. Mr Wenz's grant of 250,000 options vest as follows: 125,000, 6 months after grant date, 62,500, 12 months after grant date and 62,500, 18 months after grant date. Mr. Orleans's grant of 5,000 options vest as follows: 2,500 vest at grant date and the remaining 2,500 options vest 12 months after grant date.

(2) There is no assurance provided to any executive officer or any other holder of the Common Stock that the actual stock price appreciation over any term will be the assumed 5% or 10% rates of compounded stock price appreciation or at any other defined level. Unless the market price of the Common Stock appreciates over the exercise price during the option term, no value will be realized from the option grants made to the executive officers.

    The following table sets forth each exercise of stock options during the last completed fiscal year by each of the Named Executive Officers, the number of unexercised options at year-end and the fiscal year-end value of unexercised options:

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                           AND FISCAL YEAR-END VALUES

                                                                            NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                    SHARES                 UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS AT
                                                  ACQUIRED ON   VALUE    OPTIONS AT FISCAL YEAR-END        FISCAL YEAR-END($)(1)
                                                   EXERCISE   REALIZED   -----------------------------   ---------------------------
NAME                                                  (#)        ($)      EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                                  ---        ---      -----------    -------------   -----------   -------------
Michael Lerner.............................            0          0          20,000           0            $     0         $     0
Richard E. Wenz............................            0          0         487,500         87,500         $878,750        $295,000
Michael S. Bernstein.......................            0          0           0               0            $     0         $     0
Joseph  S. Driscoll........................            0          0          52,001         29,999         $140,470        $107,430
Stephen R. Orleans.........................            0          0          64,917         35,833         $130,577        $159,323

(1) Based upon the market price of $7.50 per share, which was the closing selling price per share of the Common Stock on the Nasdaq Stock Market on the last day of the 1999 fiscal year, less the option exercise price payable per share.

BOARD OF DIRECTORS COMPENSATION

    Directors who are not full-time employees of the Company receive a fee of $500 for each Board meeting attended and $250 for each Committee meeting not held on the same day as a Board meeting. Directors are entitled to receive reimbursement for traveling costs and other out-of-pocket expenses incurred in attending Board and Committee meetings.

    Options were granted to non-employee directors during the 1999 fiscal year as follows: Mr. Haydu received a grant of 25,000 options at an exercise price of $5.37 per share on July 19, 1999.

EMPLOYMENT AGREEMENTS AND ARRANGEMENTS WITH NAMED EXECUTIVE OFFICERS

    In April 1993, the Company entered into five-year employment agreements with each of Michael Lerner and Michael S. Bernstein, pursuant to which Messrs. Lerner and Bernstein are employed as Chief Executive Officer and Executive Vice President, respectively, and have agreed to devote their full time and efforts to the Company. Under the agreements, the Company agreed to pay Messrs. Lerner and Bernstein base salaries of $275,000 and $135,000, respectively, subject to increase in future years at the discretion of the Board of Directors. The employment agreements further provide for bonuses to Messrs. Lerner and Bernstein in each year of such amounts as may be determined at the discretion of the Board of Directors, but not to exceed the amount of the respective employee's base salary for such year. Each agreement also prohibits the employee from competing with the Company for a period of three years after termination of employment. The agreements expired in April 1998.

    Effective January 1, 2000, Mr. Bernstein entered into a one year contract as a consultant to the Company. The contract pays Mr. Bernstein $200,000 over the one year period. Prior to January 1, 2000, Mr. Bernstein had been the Company's Executive Vice President.

    On February 19, 1997, the Company entered into a three year employment agreement with Mr. Richard E. Wenz, pursuant to which Mr. Wenz became employed as the Company's President and Chief Operating Officer and has agreed to devote his full time and efforts to the Company. Under the agreement, Mr. Wenz is entitled to receive an annual base salary of $300,000, subject to annual increases at the discretion of the Company's Board of Directors or Compensation Committee. Mr. Wenz is also entitled to receive incentive compensation, based on performance of Mr. Wenz and the Company, not to exceed 35% of base salary and, in the case of the first year of employment, not to be less than 20% of base salary. The employment agreement also provided for the grant of the 250,000 options in 1997. The agreement further provides that the Company may terminate the agreement without cause upon either one year's prior written notice or a payment of base salary for one year from the date of termination. The agreement prohibits Mr. Wenz from competing with the Company for a period of two years after termination of employment for any reason.

    On February 1, 1996, the Company's subsidiary, Safety 1st Home Products Canada Inc. ("Safety 1st Canada"), entered into a five-year employment agreement with Mr. Stephen R. Orleans, pursuant to which Mr. Orleans is employed as the Chief Executive Officer of Safety 1st Canada, and has agreed to devote his full time and efforts to Safety 1st Canada. Under the agreement, Safety 1st Canada has agreed to pay Mr. Orleans a base salary of Canadian $135,000, subject to increase in future years at the discretion of Safety 1st Canada's Board of Directors. The employment agreement further provides for bonuses to Mr. Orleans in each year in such amounts as may be determined at the discretion of Safety 1st Canada's Board of Directors (with a guaranteed minimum bonus of Canadian $35,000 in 1996), but not to exceed the amount of his base salary for such year. The agreement further provides for Mr. Orleans to receive a severance payment upon termination of his employment without cause, as follows: (i) if terminated during the first year of the agreement, continued payment of 100% of his base salary for the remainder of the first year, and 50% of his base salary for the remaining term of the agreement; or (ii) if terminated on or after February 1, 1997, continued payment of 50% of his base salary for the remaining term of the agreement.

In February 2000, the company entered into executive severance agreements with Messrs. Driscoll, Lerner and Wenz. Each severance agreement provides that in the event of a qualifying termination without cause (as defined in the agreement) of the executive's employment within twelve months following a change in control of the Company, the executive is entitled to the following severance benefits: (i) a payment equal to two times, or in the case of Mr. Driscoll one time, the sum of (A) the executive's base salary immediately prior to the termination (or immediately prior to the change in control, if higher) and (B) the executive's most recent bonus paid prior to the change in control, payable in one lump-sum payment no later than 31 days following the date of termination, (ii) continuation of certain benefits for up to 18 months following termination and
(iii) reasonable fees and expenses incurred by the executive in obtaining or enforcing any right or benefit under the severance agreement. The executive severance agreements also provide that, where applicable, the agreements supersede all prior agreements with respect to any severance benefits provisions contained therein. The Company expects to enter into a similar agreement with Mr. Orleans for six months of base salary.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Messrs. Mark Reichenbaum, Michael Batal, and John D. Howard served as members of the Company's Compensation Committee during 1999, and Mr. Curt R. Feuer served as a member of the Company's Compensation Committee in 1999 until his resignation from the positions of Clerk and Director of the Company on January 25, 1999. Mr Feuer is a member of the law firm of Kassler & Feuer, P.C. in Boston, Massachusetts, which was corporate counsel to the Company until January 25, 1999. Kassler & Feuer, P.C. was paid approximately $211,000 during 1999 in fees for services rendered to the Company. Mr. Batal was a Managing Director with DB Capital, with which the Company has entered into certain transactions described under the heading "Certain Relationships and Related Transactions" for which DB Capital received a closing fee of $150,000 in 1997 and an additional fee in the amount of $225,000 payable (under certain conditions) over four years. In addition, BT Commercial Corporation, an affiliate of DB Capital, has and will be receiving fees, as the Company's lender, and as agent for a group of lenders providing the Company's credit facility, as discussed under the heading "Certain Relationships and Related Transactions".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of April 14, 2000, certain information with respect to the shares of Common Stock "beneficially owned", as that term is defined by Rule 13d-3 under the Exchange Act, by (a) each person who is known by the Company to be the beneficial owner of 5% or more of the outstanding Common Stock, (b) each director of the Company, (c) each of the "Named Executive Officers" of the Company who are listed in the Summary Compensation Table above and (d) all directors and executive officers of the Company as a group. Except as otherwise indicated in the footnotes to the table, to the knowledge of the Company, the beneficial owners listed have sole voting and investment power as to all of the shares beneficially owned by them.

                                                                                        SHARES OF
                                                                                         COMMON
NAME AND ADDRESS                                                                          STOCK    PERCENT OF
BENEFICIAL OWNER                                                                        OWNED(1)  OUTSTANDING(1)
----------------                                                                        --------  --------------
Michael Lerner(2)...............................................................       2,764,000        25.4%
  c/o Safety 1st, Inc.
  Canton Commerce Center

  45 Dan Road
  Canton, MA 02021

Michael S. Bernstein(3).........................................................         566,151         5.2%
  c/o Safety 1st, Inc.
  Canton Commerce Center
  45 Dan Road
  Canton, MA 02021

Wynnfield Capital.(4) ..........................................................         711,050         6.5%
  One Penn Plaza, Suite 4720
  New York, NY  10119

DB Capital Partners, Inc........................................................         634,173         5.8%
  130 Liberty Street
  New York, NY 10006

Bear, Stearns & Co., Inc.
245 Park Avenue
New York, NY 10167..............................................................         633,009         5.8%

Richard E. Wenz.................................................................         487,500         4.5%

Joseph S. Driscoll..............................................................          52,001         *

Stephen R. Orleans..............................................................          64,917         *

Frank W. Haydu III..............................................................           9,034         *

Mark Reichenbaum................................................................         422,000       3.9%

Joseph T. Wood(5)...............................................................         634,173       5.8%

John D. Howard(6)...............................................................         633,009       5.8%

All directors and officers as a group (9 persons)(7)............................       5,632,785      51.8%

     *   Represents beneficial ownership of less than 1%.

(1) Includes or represents, as the case may be, shares of Common Stock which the following named individuals have the right to acquire from the Company currently or within 60 days after April 14, 2000 pursuant to outstanding stock options, as follows: Mr. Lerner -- 20,000; Mr. Wenz -- 487,500; Mr. Driscoll -- 52,001; Mr. Orleans -- 64,917; Mr. Reichenbaum -- 12,000. The total outstanding shares for purposes of computing the percentage owned is 10,870,481, which consists of 8,612,681 common shares outstanding plus 2,257,800 outstanding stock options which are exercisable within 60 days after April 14, 2000.

(2) Mr. Lerner has shared investment powers with respect to 27,043 of such shares, which are pledged to certain parties to secure obligations of Mr. Lerner, as described under "Certain Relationships and Related Transactions".

(3) Mr. Bernstein has shared investment powers with respect to 6,761 of such shares, which are pledged to certain parties to secure obligations of Mr. Bernstein, as described under "Certain Relationships and Related Transactions".

(4) Information is based on a Schedule 13G filing dated April 6, 2000, filed by Wynnfield Capital Management, LLC.

(5) Mr. Wood is a Managing Director of DB Capital Partners, Inc. and, as a result, may be deemed to be the beneficial owner of the shares of Common Stock beneficially owned by DB Capital Partners, Inc.. Mr. Wood disclaims beneficial ownership of such shares.

(6) Mr. Howard is a Senior Managing Director of Bear, Stearns & Co., Inc. and, as a result, may be deemed to be beneficial owner the shares of Common Stock beneficially owned by Bear, Stearns & Co., Inc.. Mr. Howard disclaims beneficial ownership of such shares.

(7) Includes shares of Common Stock which all executive officers and directors, as a group, have a right to acquire from the Company within 60 days after April 14, 2000 pursuant to outstanding stock options, namely: (i) those shares referred to in footnote (1). Also includes shares of Common Stock which may be deemed beneficially owned by Messrs. Wood and Howard as set forth in footnotes (5) and (6).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Joseph T. Wood, a director of the Company, is a Managing Director with DB Capital (formerly BT Capital), and John D. Howard, a director of the Company, is a Senior Managing Director of Bear Stearns. DB Capital and Bear Stearns are each beneficial owners of more than 5% of the Company's Common Stock and have engaged in the following transactions with the Company. On July 30, 1997, the Company entered into a $55 million refinancing of its then existing credit facility. The refinancing consisted of a $15 million equity investment by DB Capital and Bear Stearns and a $40 million credit facility (which was subsequently increased to a $47.5 million credit facility) provided in part by an affiliate of DB Capital.

    The equity investment consisted of a $15 million private placement of 15,000 shares of the Company's redeemable preferred stock, $1.00 par value per share (the "Preferred Shares") and warrants to purchase 1,268,346 shares of the Company's Common Stock (the "Warrants"). The investment was made 50% by DB Capital and 50% by Bear Stearns. At the closing, the Company paid DB Capital and Bear Stearns each a closing fee of $150,000 and agreed to pay additional fees in the amount of $225,000 to each (under certain conditions) over four years. Dividends on the Preferred Shares are payable, at the option of the Company, either in cash at an annual rate of 10%, compounded quarterly, or in the form of an increase in the liquidation value of the Preferred Shares at an annual rate of 13.25%, compounded quarterly. On October 21, 1999 the company paid $9,685,000 to both DB Capital and Bear Stearns to redeem the Company's outstanding preferred stock and accrued dividends in connection with the refinancing of their primary credit facility.

    Pursuant to the above, Bear Stearns and DB Capital exercised their warrants to purchase the Company's Common Stock on June 24, 1999 and August 1, 1999, respectively, at an exercise price of $.01 per share of Common Stock. Bear Stearns received 633,009 shares (cashless exercise) and DB Capital received 634,173 shares. DB Capital and Bear Stearns have each been granted one demand registration right for the Common Stock underlying the Warrants (subject to customary timing limitations) as well as piggyback registration rights. Pursuant to the equity investment, DB Capital and Bear Stearns is each entitled to designate one person to be nominated to the Company's Board of Directors so long as each such investor owns Common Stock (or Warrants to purchase Common Stock) which, in the aggregate, represents 5% or more of the Common Stock Equivalents (as defined) outstanding at July 30, 1997; and as long as either DB Capital or Bear Stearns has a right to designate one person to the Board of Directors, the Board of Directors shall not exceed 10 members. Pursuant to a Voting Agreement, Mr. Michael Lerner, Chief Executive Officer and a director of the Company, and Mr. Michael Bernstein, Executive Vice President and a director of the Company, have agreed to vote in favor of the persons designated by DB Capital or Bear Stearns to the extent such investor is entitled to designate a person to the Board of Directors. Effective with the closing of the equity investment, the Company's Board of Directors decreased its size from 8 to 6 members, and Messrs. Michael Batal was elected as director of the Company. Mr. Batal resigned as director on September 1, 1999 and was replaced by Mr. Joseph Wood as representative of DB Capital.

    An affiliate of DB Capital, BT Commercial Corporation ("BTCC"), acted as lender and as agent for a group of lenders which provided the Company's primary credit facility. BTCC's participation in the credit facility was approximately 20%. The annual rate of interest for the revolving credit portion of the facility ($35 million maximum) was, at the Company's option, either prime plus 1.75% or LIBOR plus 2.75%. The annual rate of interest for the term loan portion of the facility ($12.5 million maximum) was, at the Company's option, either prime plus 2.00% or LIBOR plus 3.00%. The credit facility was secured primarily by all corporate assets of the Company and contained certain financial covenants. The credit agreement required the Company to pay certain fees to BTCC, as agent, including a monthly unused line fee equal to 0.50% per annum of the average unused commitment during the preceding month and letter of credit fees in an amount equal to 2.50% per annum of the daily average amount of standby letter of credit obligations outstanding during the previous month and 1.375% per annum of the daily average amount of documentary letter of credit obligations outstanding during the previous month. The Company and BTCC also entered into a separate letter agreement pursuant to which the Company paid to BTCC a fee of $1,000,000 and was required to pay BTCC an annual agent's fee of $75,000 and letter of credit facing fees equal to 0.25% per annum on the undrawn amount of each letter of credit. Bankers Trust Company, an affiliate of DB Capital and BTCC, provided services under the credit facility as issuer of letters of credit for the Company, and received customary fees for such services. On October 21, 1999 the Company refinanced its existing bank debt and preferred stock with a new $70,000,000 credit facility. In connection with the refinancing the Company paid $35,232,000 to DB Commercial Corporation to extinguish it previous bank facility.

    The transactions with DB Capital (and its affiliates) and Bear Stearns described above were entered into in arms-length negotiations at a time when neither party had a representative on the Company's Board of Directors.

    Mr. Lerner and Mr. Bernstein have agreed to pay in the aggregate $300,000 to former lenders of the Company as part of the consideration for such former lenders' agreement to sell at discount their loans with the Company to a successor lender. The obligations of Messrs. Lerner and Bernstein to the Company's former lenders are payable over five years and are secured by a pledge of 27,043 shares and 6,761 shares, respectively, of their stock in the Company.

    Stephen R. Orleans, President of the Company's wholly-owned subsidiary Safety 1st Home Products Canada, Inc., was sole stockholder of Orleans Juvenile Products Inc. when it was acquired by the Company effective February 1, 1996. Mr. Orleans received an aggregate consideration of $2,750,000 for the sale of his business, of which amount, $1,100,000 was paid in cash at the closing, and the balance of $1,650,000 was paid by promissory notes as follows: $825,000 was paid on March 15, 1997; and the balance was paid in March and April 1998. Prior to the acquisition, Orleans Juvenile Products Inc. was the Company's exclusive distributor in Canada.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Safety 1st, Inc. (Registrant)


                                             By: /s/ Joseph S. Driscoll
                                                 Joseph S. Driscoll
                                                 Chief Financial Officer and
                                                 Corporate Clerk

Date: April 28, 2000