Form 10-Q
period 2000-04-01
SAFETY 1ST INC
filed 2000-05-15
CIK 898306

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

                  For the quarterly period ended April 1, 2000

                           Commission File No. 0-21404
                                               -------



                                SAFETY 1ST, INC.
             (Exact Name of Registrant as specified in its Charter)


Massachusetts                                       04-2836423
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                   Identification Number)

45 Dan Road
Canton, Massachusetts                               02021
(Address of principal executive                     (Zip Code)
offices)


               Registrant's telephone number, including area code:
                                 (781) 364-3100

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

The aggregate number of Registrant's shares outstanding on May 1, 2000 was 8,680,682 shares of Common Stock, $.01 par value.

                                SAFETY 1ST, INC.

                                      INDEX




PART I - FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

           CONDENSED BALANCE SHEETS AS OF APRIL 1, 2000
             AND JANUARY 1, 2000 (Unaudited)                                   3

           CONDENSED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED APRIL 1, 2000
             AND APRIL 3, 1999 (Unaudited)                                     5

           STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED APRIL 1, 2000
             AND APRIL 3, 1999 (Unaudited)                                     6

           NOTES TO CONDENSED FINANCIAL STATEMENTS
                  (Unaudited)                                                  7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS (Unaudited)                                            8

PART II - OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS                                                  10

  ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K                                   10

SIGNATURES                                                                    11

                                SAFETY 1ST, INC.
                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)
                                 (IN THOUSANDS)


-----------------------------------------------------------------------------------------------------------------
ASSETS:                                                                 APRIL 1,                  JANUARY 1,
                                                                          2000                       2000
-----------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
     Cash                                                            $         687            $           987
     Accounts receivable, less allowance for doubtful accounts
        of $7,072 ($6,332 in 1999)                                          37,674                     26,437
     Inventory                                                              22,108                     20,165
     Prepaid expenses and other assets                                       2,723                      2,499
     Deferred Income Taxes                                                   5,000                      5,000
                                                                     --------------------------------------------
        TOTAL CURRENT ASSETS                                                68,192                     55,088
                                                                     --------------------------------------------


Property and equipment, at cost                                             39,034                     35,586
Less - accumulated depreciation and amortization                           (19,498)                   (17,671)
                                                                     --------------------------------------------
        NET PROPERTY AND EQUIPMENT                                          19,536                     17,915
                                                                     --------------------------------------------


OTHER ASSETS
     Molds in process                                                        2,480                      3,440
     Goodwill, net of amortization of $1,218 ($1,145 in 1999)                5,889                      5,961
     Patents and trademarks, net of amortization of $788 ($724 in
     1999)                                                                   1,664                      1,099
     Deferred income taxes                                                   2,228                      3,928
     Deferred financing costs and other assets                               1,915                      1,850
                                                                     --------------------------------------------
        TOTAL OTHER ASSETS                                                  14,176                     16,278
                                                                     --------------------------------------------
                                                                     $     101,904            $        89,281
                                                                     --------------------------------------------




              The accompanying notes are an integral part of these
                         Condensed Financial Statements

                                SAFETY 1ST, INC.
                      CONDENSED BALANCE SHEETS - CONTINUED

                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

-----------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:                                   April 1,                  January 1,
                                                                          2000                       2000
-----------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
    Revolving credit facility                                        $      23,900            $       18,898
    Accounts payable and accrued liabilities                                25,307                    20,169
    Notes payable and current portion of capital lease obligation            3,908                     3,254
                                                                     --------------------------------------------
      TOTAL CURRENT LIABILITIES                                             53,115                    42,321

OTHER LIABILITIES
    Long-term debt                                                          30,917                    32,083
    Capital lease obligation, net of current portion                           763                       352
                                                                     --------------------------------------------
      TOTAL LIABILITIES                                                     84,795                    74,756
                                                                     --------------------------------------------

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 15,000,000 shares authorized,
8,572,215 issued and outstanding                                                86                        85
Additional paid-in capital                                                  40,938                    40,568
Accumulated deficit                                                        (23,935)                  (26,144)
Accumulated other comprehensive income                                          20                        16

                                                                     --------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                            17,109                    14,525
                                                                     --------------------------------------------
                                                                        $  101,904            $       89,281
                                                                     --------------------------------------------



         The accompanying notes are an integral part of these Condensed
                             Financial Statements.

                                SAFETY 1ST, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             THREE MONTHS ENDED
-----------------------------------------------------------------------------------------------------------------
                                                                    APRIL 1,                      APRIL 3,
                                                                      2000                          1999
-----------------------------------------------------------------------------------------------------------------
Net Sales                                                      $       49,904                $          39,835
Cost of Sales                                                          30,677                           24,310
                                                               --------------------------------------------------
GROSS PROFIT                                                           19,227                           15,525

Selling, general and administrative expenses                           14,050                           11,603
                                                               --------------------------------------------------
OPERATING INCOME                                                        5,177                            3,922

Interest expense                                                        1,615                              970
                                                               --------------------------------------------------
INCOME BEFORE INCOME TAXES                                              3,562                            2,952

Income tax expense                                                      1,353                            1,092
                                                               --------------------------------------------------
NET INCOME                                                              2,209                            1,860

Dividends on redeemable preferred stock                                     0                              598

                                                               --------------------------------------------------
Net income available to common shareholders                    $        2,209                $           1,262
                                                               ==================================================


Basic earnings per common share                                $         0.26                $            0.17
                                                               ==================================================

Diluted earnings per common share                              $         0.23                $            0.15
                                                               ==================================================

Shares used to compute basic earnings per common share              8,531,000                        7,231,000
                                                               ==================================================

Shares used to compute diluted earnings per common share            9,529,000                        8,507,000
                                                               ==================================================



         The accompanying notes are an integral part of these Condensed
                              Financial Statements

                                SAFETY 1ST, INC.
                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        THREE MONTHS ENDED
----------------------------------------------------------------------------------------------------------------------
                                                                               APRIL 1,                  APRIL 3,
                                                                                 2000                      1999
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
     Net income                                                             $      2,209             $        1,860
     Adjustments to reconcile net income to net cash
     Used in operating activities:
          Depreciation                                                             1,827                      1,724
          Amortization                                                               233                        210
          Deferred income taxes                                                    1,700                      1,273
                                                                            ------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES
     BEFORE CHANGES IN ASSETS AND LIABILITIES:                                     5,969                      5,067
Changes in assets and liabilities:
     (Increase) decrease in:
          Accounts receivable                                                    (11,237)                   (14,795)
          Inventory                                                               (1,943)                       388
          Prepaid expenses and other assets                                         (386)                        25
Increase in:
          Accounts payable and accrued expenses                                    4,538                      5,840
                                                                            ------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                             (3,059)                    (3,475)
                                                                            ------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Acquisition of property and equipment                                        (1,781)                      (927)
     Acquisition of patents and trademarks                                           (29)                      (116)
                                                                            ------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                             (1,810)                    (1,043)
                                                                            ------------------------------------------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES:
     Net borrowings from revolving credit facility                                 5,002                      4,635
     Proceeds from exercise of stock options                                         371                          -
     Repayment of notes payable and capital lease obligation                        (808)                      (675)
     Other                                                                             4                         (3)
                                                                            ------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                          4,569                      3,957

                                                                            ------------------------------------------

Net decrease in cash                                                                (300)                      (561)
Cash and cash equivalents - beginning of period                                      987                        898
                                                                            ------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                            687                        337
                                                                            ------------------------------------------

SUPPLEMENTAL DISCLOSURES:
    Cash paid during the period for:
      Interest                                                              $        921             $          871
                                                                            ------------------------------------------
      Taxes                                                                 $        661                           -
                                                                            ------------------------------------------

         The accompanying notes are an integral part of these Condensed
                              Financial Statements

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

Safety 1st, Inc. ("the Company") is a developer, marketer and distributor of child safety and child care, convenience, and activity products.

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

Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the financial statements filed as part of the Company's Annual Report on Form 10-K filed for the year ended January 1, 2000.

The results of the operations for the three months ended April 1, 2000 are not necessarily indicative of the operating results for the full year.


NOTE 2.  SUBSEQUENT EVENT

On April 24, 2000, Dorel Industries, Inc. ("Dorel") announced it had signed an agreement to purchase the Company. On May 8, 2000, Dorel commenced a tender offer to purchase all of the outstanding shares of Safety 1st at $13.875 per share. Upon completion of the tender offer, Dorel will consummate a second-step merger in which all remaining Safety 1st stockholders also will receive $13.875 per share.

The Board of Directors of Safety 1st approved the transaction and recommended that Safety 1st stockholders tender their shares to Dorel. In connection with the Board's approval of the transaction, Goldman, Sachs & Co. delivered its opinion that the transaction was fair from a financial point of view to Safety 1st stockholders. In addition, certain stockholders of Safety 1st which control shares representing approximately 58% of the issued and outstanding shares of Safety 1st, have agreed to tender their shares to Dorel. Completion of the tender offer and the merger are subject to customary conditions. The tender offer commenced pursuant to definitive documents filed with the Securities and Exchange Commission.


NOTE 3.  OTHER COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. To date the Company's other comprehensive income items have consisted exclusively of foreign translation adjustments. For the quarters ended April 1, 2000 and April 3, 1999, comprehensive income substantially equaled net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statement of Forward-Looking Information:

The Company may occasionally make forward-looking statements and estimates, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These forward-looking statements may be contained in SEC filings, Annual Reports to Shareholders, Press Releases and oral statements, among others, made by the Company. Actual results could differ materially from those in such forward-looking statements. Therefore, no assurances can be given that the results in such forward-looking statements will be achieved. Important factors that could cause the Company's actual results to differ from those contained in such forward-looking statements include, among others, those factors set forth in the Company's Annual Report on Form 10-K for the year ended January 1, 2000, and incorporated herein by reference.

Results of Operations:

THREE MONTHS ENDED APRIL 1, 2000 AND APRIL 3, 1999 ($ in thousands)

Net sales for the three months ended April 1, 2000 increased 25.3% to $49,904 from $39,835 in the comparable period of 1999. The majority of the increase in net sales is due to sales of new products introduced in 2000, in addition to increased sales from existing products as the Company obtained greater distribution of its core product line.

Gross profit for the three months ended April 1, 2000 was $19,227, or 38.5% of net sales, as compared to $15,525, or 39.0% of net sales for the three months ended April 3, 1999. The decrease in gross profit percentage was primarily due to an increased mix of bulk product sold in the first quarter of 2000 as compared to the comparable period in 1999. Since bulk products generally have lower margins than peg product, the increase in bulk product mix had a negative impact on gross margin percentage.

Selling, general and administrative expenses increased to $14,050, or 28.2% of net sales, for the three months ended April 1, 2000 from $11,603, or 29.1% of net sales for the comparable period in 1999. This increase is primarily attributable to an increase in selling related expenses caused by the sales increase as well as an increase in payroll and payroll related costs. The reduction as a percentage of sales is due to the leveraging of fixed costs over a higher sales base.

Interest expense increased to $1,615 for the three months ended April 1, 2000 from $970 for the three months ended April 3, 1999 This increase was due to increased debt levels which resulted from the Company's bank refinancing in October, 1999. The increase in interest expense is offset on an after-tax basis by the elimination of preferred stock dividends, as a portion of the proceeds from the bank refinancing were used to redeem the Company's outstanding preferred stock.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital requirements are for working capital and capital expenditures. The Company's capital needs are provided by availability under the Company's term loan and revolving credit facility, as well as through internally generated funds.

Net cash used in operations was $3,059 for the three months ended April 1, 2000. The major use of cash was an increase in accounts receivable of $11,237 related to the increase in sales offset by an increase in accounts payable and accrued expenses of $4,538.

Cash flows used in investing activities was $1,810 related to the purchase of property and equipment, principally molds for new product introductions. Net cash provided by financing activities was $4,569, primarily related to borrowings from the Company's revolving credit facility.

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


ITEM 2.  Exhibits and Reports on Form 8-K.

(a)  The following exhibits are filed as part of this report:

Exhibit                   Description

11                        Statement re Computation of Per Share Earnings
27                        Financial Data Schedule



(b) There were no reports on Form 8-K filed during the three months ended April 1, 2000.

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

                                         SAFETY 1ST, INC.
                                         a Massachusetts corporation

Date:                                    By:     /s/ Michael Lerner
                                            ----------------------------------
                                                 Michael Lerner
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

Date:                                    By:     /s/ Richard E. Wenz
                                            ----------------------------------
                                                 Richard E. Wenz
                                                 President and Chief Operating
                                                 Officer

Date:                                    By:     /s/ Joseph S. Driscoll
                                            ----------------------------------
                                                 Joseph S. Driscoll
                                                 Chief Financial Officer